Form 10-K
period 2021-12-31
Sidus Space Inc.
filed 2022-04-05
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-41154

SIDUS SPACE, INC.

(Exact name of registrant as specified in charter)

Delaware	46-0628183
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

150 N. Sykes Creek Parkway, Suite 200 Merritt Island, FL	92953
(Address of principal executive offices)	(Zip code)

(321) 613-5620

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock, $0.0001 par value	SIDU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

Number of common shares outstanding as of April 4, 2022 was 16,574,040

Documents Incorporated by Reference: None.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our need to raise substantial additional capital to fund our operations;

●	our ability to compete in the global space industry;

●	our ability to obtain and maintain intellectual property protection for our current products and services;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against these claims;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing products or services that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from lawsuits against us and the potential for these lawsuits to cause us to limit our commercialization of our products and services;

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

This Annual Report on Form 10-K may contain estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. We obtained the industry and market data in this annual report on Form 10-K from our own research as well as from industry and general publications, surveys and studies conducted by third parties. This data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty, including those discussed in “Risk Factors.” We caution you not to give undue weight to such projections, assumptions, and estimates. Further, industry and general publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these publications, studies, and surveys are reliable, we have not independently verified the data contained in them. In addition, while we believe that the results and estimates from our internal research are reliable, such results and estimates have not been verified by any independent source.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

●	We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.

●	The success of our business will be highly dependent on our ability to effectively market and sell our commercial satellite manufacturing, launch, and data services for small LEO satellites

●	We have not yet delivered our 3D printed satellites into orbit, and any setbacks we may experience during our first commercial satellite launch planned for 2022 and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation, and could harm our reputation.

●	The market for commercial satellite manufacturing, launch and data services for small LEO satellites is not well established, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

●	Our ability to grow our business depends on the successful development of our satellites and related technology, which is subject to many uncertainties, some of which are beyond our control.

●	We routinely conduct hazardous operations in testing of our satellite subsystems, which could result in damage to property or persons. Unsatisfactory performance or failure of our satellites and related technology at launch or during operation could have a material adverse effect on our business, financial condition and results of operation.

●	We may experience a total loss of our technology and products and our customers’ payloads if there is an accident on launch or during the journey into space, and any insurance we have may not be adequate to cover our loss.

●	Any delays in the development and manufacture of satellites and related technology may adversely impact our business, financial condition and results of operations.

●	Our customized hardware and software may be difficult and expensive to service, upgrade or replace.

●	Our satellites may collide with space debris or another spacecraft, which could adversely affect our operations.

●	If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, or if we are unable to manufacture our products at a quantity and quality that our customers demand, our ability to grow our business may suffer.

●	If we are unable to maintain relationships with our existing launch partners or enter into relationships with new launch partners, we may be unable to reach our targeted annual launch rate, which could have an adverse effect on our ability to grow our business.

●	Our business is subject to a wide variety of extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

●	Craig Technical Consulting, Inc., or CTC, controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

●	We may be a “controlled company” within the meaning of the Nasdaq rules and, as a result, may qualify for, and may rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

●	The dual-class structure of our common stock as contained in our amended and restated certificate of incorporation, as amended, has the effect of concentrating voting control with those stockholders who held our capital stock prior to our initial public offering, comprised of our Chief Executive Officer. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A common stock.

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” “Sidus,” or “Sidus Space” refer to Sidus Space, Inc., individually, or as the context requires, collectively with its subsidiary.

ITEM 1. BUSINESS

Company Overview

Sidus Space is a space-as-a-service company focused on commercial satellite design, manufacture, launch, and data collection with a vision to demonstrate space operations for new technologies and deliver data and predictive analytics to both domestic and global customers. While our business has historically been centered on the design and manufacture of space hardware, our expansion into manufacturing of spacecraft as well as on-orbit constellation management services and space data applications has led us to innovating in the area of space data applications. Each of these areas and initiatives addresses a critical component of our cradle-to-grave solution and value proposition for the space economy as a Space-as-a-Service company. We have over a decade of commercial, military and government manufacturing experience combined with space qualification experience, existing customers and pipeline, and on-orbit International Space Station (ISS) heritage hardware. We support commercial space, aerospace, defense, underwater marine and other commercial and government customers. Our services include satellite manufacturing, satellite payload integration and operations support, satellite deployment and microgravity testing and research, multidisciplinary design engineering, precision Computer Numerical Control (CNC) machining and fabrication, Swiss screw machining, American Welding Society (AWS) certified welding and fabrication, electrical and electronic assemblies, wire cable harness fabrication, and 3D composite and metal printing. We have designed and manufactured many flight and ground components and systems for several government and commercial customers including large government contractors and government space agencies. Specific efforts include:

●	Manufacturing, assembling and testing space hardware components for the NASA Orion spacecraft which include the Ogive lifting fixture, crew module birdcage, heatshield shipping frame stanchions, service module lift station and Reefing Line cutters for the parachute deployment system

●	Manufacturing, assembling and testing Flight and Ground ECS Quick Disconnects and the umbilical release mechanism for NASA’s Space Launch System (SLS) Universal Stage Adapter (USA)

●	Supporting the engineering design, specifications, and assembly of internal and external cable harness assemblies for ISS based Bishop Airlock

●	Manufacturing and assembling an umbilical plate for NASA Centaur

●	Supporting NASA’s Launch Pad and Mobile Launcher 1 with testing for umbilical systems, fabrication of wire harnesses (including procurement, assembly, molding and testing) and manufacture, assembly and testing of electronic and fluid/pneumatic control cabinets

●	Manufacturing, assembling and testing ground support electrical control cabinets for NASA Mobile Launcher 2

●	Manufacturing and assembling prototype trash compactor for proposed Lunar Orbital Gateway

●	Manufacturing component parts for the Space & Airborne Systems division for L3Harris

●	Manufacturing and assembling various underwater autonomous vehicle components for Teledyne Marine

●	Manufacturing and managing an external flight test platform and on-orbit satellite deployer on the International Space Station.

Significant milestones and events include but are not limited to:

2018

●	Awarded IDIQ contract vehicle to support Orion Crewed Space Capsule

●	Manifested External Flight Test Platform for early 2019 launch

●	Awarded IDIQ contract to provide payload integration and operations including satellite deployment support on International Space Station

2019

●	External Flight Test Platform launch scheduled for October 2019 on Northrup Grumman’s Cygnus NG-12

●	External Flight Test Platform successfully launched

2020

●	STPS Sat-4 successfully deployed from International Space Station using SSIKLOPS platform

●	Partnership established with Indian Aerospace firm Dhruva Space

2021

●	External Flight Test Platform successfully returned on SpaceX CRS-21 from ISS

●	Signed contract with Mission Helios, a space-based blockchain technology company, for space services to test the first-ever blockchain-based 1U satellite imagery system

●	Winning team for NASA HEOMD AES Project Polaris awards for: Autonomous Satellite Technology for Real-time Applications (ASTRA)

We are Aerospace Basic Quality System Standard (AS) 9100D certified, International Traffic in Arms (ITAR) registered, and have received approval of International Telecommunications Union (ITU) spectrum licensing for both X-Band and S-Band frequencies. We filed for X-band and S-band radio frequencies licensing in February 2021 and were granted approval through a published filing by the ITU on April 4, 2021. Our filing contains approved spectrum use for multiple X-Band and S-Band frequencies and five different orbital planes. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, a related party to Sidus Space. The ITU is the specialized agency responsible for principles and licensing of the use of orbit and spectrum. Before a satellite can use the spectrum and orbital resources it needs to fulfil its mission, it requires an associated ‘satellite filing’. The filing is a tool to obtain international recognition of these resources and it is a critical component to our offering, enabling users to demonstrate, test, and operate new technologies in space.

Located in Cape Canaveral, Florida, also known as “The Space Coast,” we operate from a 35,000 square foot manufacturing, assembly, integration, and testing facility and as of December 31, 2021, employ 37 individuals with plans for additional growth over the next year.

We continually invest in innovative solutions and as of December 31, 2021 have 12 space related patents approved or pending, which ownership was transferred to us by our majority shareholder, Craig Technologies, at no charge. Our patented technology includes a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on Earth, the Moon, Mars, some asteroids, and other terrestrial planets and moons.

Our strategy is to build an all-inclusive space-as-a-service platform for the global space economy. Our Founder and Chief Executive Officer, Carol Craig, has also built her namesake firm, Craig Technologies, into an aerospace and defense contracting company recognized throughout the U.S. government and commercial space industries, that is backed by proven experience in the design, development, and commercialization of new and innovative space technologies and services through aerospace and defense partnerships and collaborations. Ms. Craig’s accomplishments as a seasoned CEO include the following awards:

●	2022 – I4 Business Women’s Inspired Leadership “Spirit of Progress” Award.

●	2020 - 2022 – weVenture Women who Rock Dr. Mary Helen McCay STEM Award.

●	2020 - U.S. Women’s Chamber of Commerce “Innovation and Performance” Award.

●	2017 - “Making a Difference” award by The American Business Women’s Association Oceanside Charter Chapter.

●	2016 - Special Congressional Recognition award from Congressman Bill Posey during Hispanic Heritage month for her outstanding and invaluable service to the local community.

●	2015 - Small Business Administration’s Small Business Person of the Year for the State of Florida and South Florida District. (Recognized as the national first runner-up finalist in Washington, DC.)

●	2013 - The National Defense Industrial Association (NDIA), Kathleen P. Sridhar Small Business Executive of the Year

●	2013 - Hispanic Engineers National Achievement Awards Conference (HENAAC) Entrepreneur of the Year Award by the Great Minds in STEM.

We are developing and anticipating launching 100kg (220-pound) satellites with available space to rapidly integrate customer sensors and technologies. By developing a standardized operating system for space, we believe we can deliver customer payloads to orbit in months, rather than years. In addition, we anticipate delivering high-impact data for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things (IoT).

Our smallsat design is a hybrid 3D platform that is cost efficient and designed to allow us to provide technology integration and space-based data at a lower cost due to our vertically integrated manufacturing and space hardware expertise. As our satellite constellation grows, the number of customers and the volume of data collection will scale.

Strategy

Our strategy is to build an all-inclusive space-as-a-service platform for the global space economy that expands access to commercial, government and academic innovators.

Maintaining our Focus on Technology and Innovations

We continue to focus on innovations to further enhance our customizable, lightweight, low-cost satellite which provides testing alternatives for one or multiple systems or subsystems including electronics, propulsion, optics, communications, or any other type of innovative technology at a lower cost and more rapid deployment than other launch and test options. We plan on offering multiple platforms to meet a variety of customer needs.

Sidus Constellation

LizzieSat (LS) is our partially 3D manufactured low earth orbit (LEO) microsatellite that focuses on rapid, cost-effective development and testing of innovative spacecraft technologies and provision of space-based data for multiple customers. Our LEO constellation will be developed over approximately four years with additional satellites being added each year in coordination with the ramping up of the volume of satellite manufacturing and our ground station growth. We believe our spectrum approval for multiple X-Band and S-Band frequencies and five different orbital planes supports our strategy to reach 100 satellites on-orbit.

Subscription-Based Revenue

Sidus Space standard subsystem components are expected to provide redundancy and the ability to collect data for subscription services. In addition, we intend on delivering high-impact data for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things.

Vertically Integrated Products and Solutions

Through our multidisciplinary approach to space support, we combine our history in systems integration, engineering, manufacturing, data collection and analytics to create accurate mission-critical and space-rated components and systems. We provide design engineering, manufacturing, and 3D printing all in-house to reduce time, costs, and waste related to satellite production. In addition, we offer the integration of customer components, facilitate launch and provide data and predictive analytics using either our own data collection components or customer components.

Our Competitive Strengths

We believe the following strengths position us to develop our products and services and capitalize on the presented opportunity:

Experienced Management Team and Advisors

We have established a management team and technical team of engineers with many members of the team having more than 20 years of experience in their respective fields. Our team has shown the ability to design and develop new products, enhance operations, strengthen distribution networks, and recruit industry talent. Our directive as a management team over the next few years will be to introduce new innovative products with scalability, to manufacture and market those products, and drive improvements to our manufacturing, quality, and product development systems and processes.

●

Carol earned a BA in Computer Science from Knox College, BS in Computer Science Engineering from the University of Illinois, and an MS in Electrical and Computer Engineering from the University of Massachusetts at Amherst. Carol was one of the first women eligible to fly in combat for the U.S. Navy and was the first female aviator to join her P-3C Orion squadron.

In 2017, Carol was the recipient of the 2017 “Making a Difference” award by The American Business Women’s Association Oceanside Charter Chapter. In 2016, Carol received a Special Congressional Recognition award from Congressman Bill Posey during Hispanic Heritage month for her outstanding and invaluable service to the local community. In 2015, Carol was selected as the Small Business Administration’s Small Business Person of the Year for the State of Florida and South Florida District, and was recognized as the national first runner-up finalist in Washington, DC. The National Defense Industrial Association (NDIA) recognized Carol with the Kathleen P. Sridhar Small Business Executive of the Year Award in 2013, and she received the prestigious 2013 HENAAC Entrepreneur of the Year Award by the Great Minds in STEM. In 2008, the Society of Women Engineers recognized Carol as Entrepreneur of the Year.

Carol has also been featured in several publications, including The University of Illinois Alumni Magazine, Florida Trend, Washington Technology, Entrepreneur.com, Orlando Business Journal, and Florida Today.Over the past 10 years Carol has held positions on over 30 boards and currently serves as a member of the Knox College Board of Trustees, is the Enterprise Florida Executive Committee Military Business Unit Liaison, and is a board member with the Florida Tech College of Business, Advisory Board, Florida Chamber of Commerce, UCF College of Engineering and Computer Science, Dean’s Industry Advisory Board (IAB), Junior Achievement of the Space Coast, Florida High-Tech Corridor Council and for the Maxwell C. King Center for the Performing Arts in Melbourne, FL.

●	Jamie Adams, our Chief Technology Officer, has 35 years of space and defense experience and most recently focused on strategic research and development in Lockheed Martin’s (LM) Autonomous Systems Group and supported LM business areas and mission and fire control (MFC) lines of business programs developing autonomous systems technology in multiple domains (air, land, sea, and space). He joined Lockheed Martin in June 2015, after a distinguished career at NASA and Boeing. Mr. Adams’ final assignment at NASA was serving as the Associate Division Chief of NASA Johnson Space Center (JSC) Software, Robotics, and Simulation, Engineering Division. In that role, he was responsible for overseeing technical execution of many contracts supporting various human space flight programs. He was also involved in NASA’s Human Robotic Interface Small Business Innovative Research (SBIR) program, as well as several initiatives with NASA Headquarters and the DoD to standardize the acquisition and execution of software and simulation production and application to government contracts. Prior to that, he served as Deputy Chief of the Multi-Purpose Crew Vehicle (MPCV) Orion, Avionics and Software group overseeing all aspects of the Lockheed Martin Space Systems Company contract activities for this group. He initially accepted an appointment to NASA in 2007 as the Chief of the Constellation Program Software and Simulation group, after a distinguished 21-year career with The Boeing Company. Mr. Adams joined Boeing in 1986 working initially as a system integration and test engineer on the Minuteman and Peacekeeper research and development programs at Vandenberg AFB, CA, eventually working his way into the position of Test Conductor. He then joined the International Space Station program as an integration and test manager in Houston, TX, ultimately becoming the overall program Hardware/Software Integration Manager for all flight systems hardware and software design, development, integration, verification, and validation. Jamie accepted the position of Director, Modeling, Simulation, and Integration on the Future Combat Systems (FCS) program in 2002.

8

●

Gerry Schaafsma, our Chief Sales and Revenue Officer has over 30 years of technology sales experience with industry leaders that include AT&T, Lucent Technologies, Alcatel-Lucent, and Nokia. He holds a Bachelor of Science and Master of Business Administration from Auburn University and a Black Belt in Lean Six Sigma certification from Villanova University.

●	Rick Hashop, our VP of Mission Operations was the Director of the Human Space Flight Engineering Division for the Harris Corp. on a large NASA contract. Mr. Hashop has been a successful corporate executive with 28 years of experience in managing large programs and divisions in the space sector, both in government services and commercial markets. In addition, Mr. Hashop has led the International Space Station requirements and operations for the Space and Ground Communications Network and NASA Mission Control Center (MCC).

●	Ken “Hock” Ham, chairman of our Advisory Board, is a former shuttle pilot, Deputy Lead of the Orion Heatshield Design and Analysis Team, Structures and Technical Lead for the Adaptive Deployment Entry System Project (ADEPT) and holds a B.S/M.S in Civil Engineering from the United States Naval Academy.

Innovative Patented Technology

Our patented technologies include a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on Earth, the Moon, Mars, some asteroids, and other terrestrial planets and moons.

Price Point

Sidus has made investments in infrastructure, engineering, and hardware. These investments are anticipated to result in lower material waste, reduced labor hours per satellite, reduced re-work, and increased production efficiencies. In addition, our relationship with the International Space Station as an ISS partner provides unique opportunities to offer other options not dependent on costly infrastructure and launch providers. Our 100kg satellite allows for multiple customer sales per satellite in addition to Sidus sensors for space-based data sales which translates to higher revenue per satellite. We expect to be able to offer favorable pricing while increasing margins by controlling costs through these investments.

Multiple Product/Service Offering

We anticipate offering multiple customizable satellite testing alternatives for one or multiple systems or subsystems including electronics, propulsion, optics, communications, or any other type of innovative technology at a lower cost and more rapid deployment than other launch and test options. In addition, we plan to offer mission-critical space-based data to meet the detailed conditions of any commercial and government mission.

Attractive and Growing Global Market

We believe that the space data and analytics market is experiencing an increase in total addressable market as demand from both government and commercial organizations grows. As commercial customers turn to geospatial solutions for various applications, commercial sectors with untapped needs continue to expand to non-traditional industries. These include energy and utilities, insurance, mining and manufacturing, agriculture, environmental, engineering and construction, and supply chain.

Existing Relationships

We have designed and manufactured many flight and ground component parts and systems for the NASA Space Launch System (SLS), International Space Station (ISS), Lockheed Martin Orion spacecraft, Mobile Launcher, Boeing CST Starliner spacecraft, United Launch Alliance Centaur rocket, proposed Lunar Orbital Gateway, and other space related programs. Our customers include large government contractors and government space agencies.

We are an International Space Station National Laboratory Implementation Partner, which is a select network of companies that share the mission of promoting and sustaining space-based research on the ISS. Our active contracts with NASA and the ISSNL allow us to support customer research and development activities through satellite deployment and technology demonstrations in the harsh environment of space.

Corporate Sustainability

As we enter a period of time where the decisions we make regarding the environment become increasingly more important, it is imperative that we look towards solutions that are as eco-friendly as possible. The evolution of manufacturing has led us to the use of 3D printed materials. There are a myriad of benefits that come with this groundbreaking technology. Arguably, the most important is the reduced impact that it has on the environment. We believe our Lizzie Sat constellation will contribute to this reduced impact as a significant portion of our satellites are 3D printed.

In addition, manufacturing parts with a 3D printer reduces overall energy waste and has a smaller carbon footprint compared to conventional machining. Additional benefits include the removal of waste and unnecessary energy that comes with conventional machining which often results in having more material scrapped during production of a part than the amount that makes up the part.. While these are the largest impacts, the effects can be seen even in smaller scales. Due to the massive reduction in weight 3D printing provides, less energy needs to be spent using cargo ships and commercial vehicles for transportation. With this reduction in weight also comes reduction in space required for material storage, reducing the need for large spaces and extra energy needed to maintain those facilities.

Looking toward the future, exciting developments may be incorporated including the use of more biodegradable and/or recycled materials that can be used to manufacture parts and further benefit the environment. Until these developments occur, we are doing our part through the practice of recycling approximately 5,000 lbs of metal a year as well as recycling any used oil and coolant. As technologies continue to advance, we remain dedicated to preserving the environment and continue to evolve with newer technologies as they develop.

Global Space Economy Overview

In recent years, the importance of the space economy has been growing as technological advances in both satellites and supporting terrestrial technologies have enabled new commercial use cases. These use cases include satellite broadband, remote imaging, Internet-of-Things (“IOT”)/Machine-to-Machine (“M2M”) communications, defense-related applications, as well as others. As a result, several new and existing operators have announced new satellite constellations to serve these use cases. Many of these announced constellations will consist of small LEO satellites rather than large GEO satellites. According to a October 2019 SpaceNews report, SpaceX alone has filed for up to 30,000, and Amazon and OneWeb have also announced plans to launch a significant number of satellites.

According to Morgan Stanley research, as reported in February 2021, the $350 billion global space industry could surge to over $1 trillion by 2040. In addition, Euroconsult expects that over the next decade, the total manufacturing and launch market value for small satellites is expected to reach $54.2 billion, more than three times the market value over 2011-2020. Although this indicates significant growth, it does not reflect the four-fold increase in the number of satellites resulting from the rise of cubesats, constellations and the introduction of low-cost systems for both manufacturing and launch, which will reduce average costs and market value.

Rapid growth in private investment in the commercial space industry has led to a wave of new companies reinventing major elements of the traditional space industry, including human spaceflight, satellites, and launch, in addition to unlocking entirely new market segments. Furthermore, government agencies have realized the value of the private commercial space industry and have become increasingly more supportive and reliant on private companies to catalyze innovation and advance national space objectives. In the United States, this has been evidenced by notable policy initiatives and by commercial contractors’ growing share of space activity.

Launch Market

We are witnessing a shift in the launch requirements of satellite operators, as the launch industry adjusts to the increasing volume of launches and the shift from larger satellites to small satellites. According to a study, conducted and published by the NASA Ames Research Center in 2016, in recent years, the satellite market has been undergoing a major evolution with new space companies replacing the traditional approach of deploying a few large, complex and costly satellites with a multitude of smaller, less complex and cheaper satellites. This new approach has created a sharp increase in the number of launched satellites and so the historic trends are no longer representative. Over the last 5 years, this increase has continued.

The launch industry’s initial response was the introduction of ridesharing, allowing multiple operators to share the cost of a large launch vehicle. This, combined with the emergence of new launch vehicles, reduced launch costs and increased access to space for small satellite operators. However, operators must wait until a particular rideshare is full for their launch. In addition, all small satellites on a single rideshare are delivered to a single orbital destination. From there, small satellites must either complete a time-consuming orbit raise to their desired orbit, requiring a significant on-board propulsion system or an in-space shuttle. While in-space shuttling reduces the need for satellite propulsion capability, shuttles add significant expense and take weeks or months to reach the desired orbit. The launch market will continue to evolve and we believe that many of these challenges related to desired orbit and timeline will be resolved and more options will be available to launch small satellites to meet the needs of the small satellite market.

Small Satellite Market

Another paradigm shift in the commercial space market is the rise of the small satellite market. Starting in 2018, the space industry began a dramatic transformation. Demand for large geosynchronous communications satellites dramatically declined as companies prepared to launch constellations consisting of hundreds or thousands of smaller, less expensive broadband satellites in low and medium Earth orbits. Euroconsult anticipates that approximately 13,910 satellites <500 kg will be launched in the next ten years, according to the 7th edition of its small satellite market report released in April 2021. This total represents a 38% increase over the 10,100 satellites that were expected in its previous edition.

Moreover, the rise of this market has also created a new market segment in nanosatellites and microsatellites, weighing less than 10 kg and between 10 and 100 kg, respectively. While these satellites can be deployed individually, they can also be operated as part of a constellation, a large group of satellites interconnected to provide a service, such as the Starlink satellite constellation’s offering of global internet connectivity. According to Euroconsult’s April 2021 small satellite market report, the next decade will be defined primarily by the rollout of multiple constellations, which will account for 84% of small satellites, mainly for commercial operators.

The number of small satellites launched has increased from 39 in 2011 to 1,202 in 2020. In just the period between 2019 to 2020 there has been over 300% growth going from 289 to 1202. According to a report published in 2021 by Bryce Space & Technology, 40% of all small satellites launched in last 10 years were launched in 2020.

The growth in the satellite constellations market is being driven by technological advances in ground equipment, new business models, expanded funding, and growing demand for high bandwidth and lower latency. Though this satellite constellation remains nascent in maturity, we anticipate considerable growth over the coming years in the launch industry as companies continue to seek versatile and low-cost ways to deliver single satellites to specific orbits, deploy their satellite constellations or solve their data needs through the use of existing space infrastructure. Furthermore, we anticipate the growth of the satellite constellations market to contribute business to our Satellite Services offerings. LEO satellite constellations have relatively short lifespans on orbit, resulting in a requirement to launch replenishment satellites every few years and therefore represents a recurring customer revenue stream.

According to Prospects for the Small Satellite Market – A Euroconsult Report 7th Edition April 2021, small satellites are often viewed by entrepreneurs as enablers of disruptive business models because of the growing data needs of the digital economy. Rapid, constant improvement of small satellites from one generation to the next means new capabilities and possibilities may constantly be developed. Further, investment in the space industry is still accelerating from 2020 and beyond. Vertically-integrated players attract the most funding because it is believed that in-house capabilities promote efficiencies, savings and flexibility. In the growing small satellite industry, with lower entry barriers and shorter timeframes, tangible investment opportunities in manufacturing are available. Between 2018 and 2020, start-ups involved in small satellite integration raised $1.4B (SpaceX excluded) while pure small satellite subsystems manufacturers, $0.2B. Among integrators, by far the most successful recipients of funding are vertically-integrated players who produce and operate their own constellation while directly providing service to the end user. Vertical integration becomes especially relevant when there is a recurring production need (e.g. limited lifetimes, need for cyclical replacements) and when economies of scale are possible. It can also be driven by the need to secure its supply chain and keeping key differentiators in house, or when no compatible supply is available.

Our Products and Services

Space Services

We provide the following services to our customers:

Satellite/Space Hardware Manufacturing

For over a decade, we have manufactured space-rated and human-rated hardware and components. During this time, we have provided components and systems for the International Space Station, the Boeing Starliner, NASA’s SLS, Lockheed Martin’s Orion, and several other programs and customers.

At a combined 35,000 square-feet, our manufacturing facilities are all encompassing allowing us to vertically integrate and pipeline the manufacturing process without the need for outsourcing of precision machining, electronics assembly and testing, or 3D printing.

LEO Launch and Deployment Services

We strive to become a trusted platform for providing an affordable approach for launch, payload hosting, and deployment services in space. Our planned diverse range of launch, in-orbit, and deployment platforms is intended to be tailored to complement any mission.

Space-Based Geospatial Intel, Imagery and Data Analytics

We anticipate delivering reliable high-impact analytics and insights to international and domestic customers by combining our platform with multiple imaging and sensor solutions to increase the efficacy and emergence of data. We intend to collect, analyze, enrich, and deliver data gathered from our custom constellation to provide intelligent analytics to its customers. Our comprehensive data collection is expected to create a repository of insights for aviation, maritime, weather, space services, earth intelligence and observation, and federal industries from the ultimate vantage point – space.

Space Platforms

We anticipate offering a variety of affordable space platforms which allow our clients to conduct full missions and/or test new technologies in space at a reduced schedule and cost. Our platforms include:

External Flight Test Platform (EFTP)

Our External Flight Test Platform offers multiple industries the opportunity to develop, test, and fly experiments, hardware, materials, and advanced electronics on the ISS at a reduced cost and schedule. Potential payloads include optical communications, materials, satellite components, electroplating, and pharmaceutical testing. The EFTP includes integration and delivery to the ISS and has a typical deployment period of 15 weeks. All payloads can be returned after the mission if requested by the payload provider. Our EFTP is characterized by:

●	Highly reconfigurable platform

●	Available space: 1100 in3 (payloads are NOT required to conform to CubeSat form factors)

●	Power: 28V connectors (up to 2 available)

●	Flight computer available to support a wide array of sensor data

●	Additive and traditional manufacturing available to support payload development

●	Two left-hand circular polarized (LHCP) spiral antennae available with a frequency band of 2 to 18 GHz (nadir and zenith facing)

●	GPS patch antenna option

LizzieSatTM (LS)

LizzieSat (LS) is currently in development as a hybrid 3D manufactured Low Earth Orbit (LEO) microsatellite that focuses on rapid, cost-effective development and testing of innovative spacecraft technologies for multiple customers combined with delivery of space-based data for multiple industries. LS is planned to combine static component testing and LEO spacecraft development and deployment to provide complete life cycle services to commercial and government customers for Internal Research & Development (IR&D), data analytics and/or proof of concept. We anticipate that LS will leverage our in-house low-cost additive manufacturing of satellites using the Markforged X7, an industrial 3D printer featuring a dual nozzle print system that supports continuous carbon fiber and Kevlar reinforcement, to provide rapid, agile development of spacecraft due to its modular design.

Controlling the satellite production process from design through manufacturing enables us to upgrade our satellites during production and also integrate customer technologies at varying points during the build process. This allows us to continuously improve our satellites’ capabilities as well as build out and maintain our constellation at a relatively low cost.

SSIKLOPS (Space Station Integrated Kinetic Launcher for Orbital Payload Systems)

We provide turnkey services to manage and execute the successful integration and on-orbit operations of satellite payloads using the International Space Station Integrated Kinetic Launcher for Orbital Payload Systems (SSIKLOPS). SSIKLOPS fills the payload deployment gap between small CubeSat launchers and major payloads by supporting the Low Earth Orbit (LEO) microsatellite market (up to 116kg). The SSIKLOPS is a mechanism used to robotically deploy satellites from the ISS and is designed to provide a method to transfer internally stowed satellites to the external environment.

On November 5, 2018, we were awarded a 5-year indefinite delivery indefinite quantity contract by NASA to provide services to manage and perform the work for the successful integration and on-orbit operations of the platform for U.S. government customers with the option to utilize the platform for commercial efforts as well. Pursuant to the agreement, we are responsible for marketing and operating the SSIKLOPS as well as sustaining the SSIKLOPS and associated hardware.

Our offerings include operation, engineering, and manufacturing to provide full life-cycle payload support. SSIKLOPS utilizes NASA’s ISS resupply vehicles to launch small satellites to the ISS in a controlled pressurized environment in soft stow bags. The satellites are processed through the ISS pressurized environment by the astronaut crew allowing satellite system diagnostics prior to orbit insertion. Orbit insertion is achieved through use of the Japanese Aerospace Exploration Agency’s Experiment Module Robotic Airlock (JEM Airlock), and one of the ISS Robotic Arms. Sidus and SSIKLOPS provide small satellites the infrastructure to be deployed from the ISS into LEO with minimal technical, environmental, logistical, and cost challenges.

Phoenix Deployer

Phoenix is currently in development as a CubeSat deployer utilizing the SSIKLOPS deployment platform to deploy CubeSats from the ISS. Phoenix offers a low-cost and high availability deployer option for CubeSats within the 3U to 12U range. U refers to the standard ‘Cubesat’ dimensions (Units or “U”) of 10 cm x 10 cm x 10 cm which are used to describe space on spacecraft). We anticipate that Phoenix will offer:

●	3U CubeSats (Up to 12)
●	6U CubeSats (Up to 6)
●	12U CubeSats (Up to 3)

Aerospace and Defense Manufacturing Services

Our manufacturing capabilities combine our design engineering, precision machining, waterjet cutting, and wire harness fabrication experience to provide the highest quality and performance for mission critical systems.

Precision Machining and Assembly

Our growing team of engineers and technicians, combined with state-of-the-art equipment support precision machining, fabrication, and assembly for prototypes, test articles, one-offs, low-rate initial production up through high volume Swiss screw machining production. We utilize the latest CNC machining and turning processes to deliver high-quality, complex and on-demand parts for specialized industries including the space sector.

●	CNC Swiss Screw Machining
●	CMM, VCMM Quality Inspection
●	EDM Wire and Waterjet Cutting
●	3-D Printing
●	Welding

3D Printing

From early-stage product development to functional finished parts, Sidus offers commercial and industrial-grade additive manufacturing solutions. Our 3D printers enable us to provide rapid manufacturing with industrial micron-level laser scanning accuracy and 50 µm repeatability. Using Continuous Fiber Fabrication technology, we can produce parts at an enhanced schedule that are stronger than 6061 Aluminum and 40% lighter. Sidus provides internal engineering support to optimize the functional performance, product life cycle, and accuracy of its customers’ specific 3D printed technology to ensure repeatability and consistency across prints. Our 3D printing capabilities include:

●	Functional Prototypes and Models
●	Production Parts
●	End-life Production
●	Tool Development
●	Patterns and Molds
●	Jigs and Fixtures
●	Fly-Away Parts

Mechanical/Electrical Assembly and Test

●	Flight/Ground Cable and Wire Harnesses
●	Ground Support Equipment
●	Manned Spaceflight Rated Hardware
●	Satellite Components
●	Part Task Trainer Hardware

As part of our 35,000 square foot manufacturing facility, we have a reconfigurable electronics and cable harness fabrication lab with the necessary equipment, staff and square footage to produce space flight and ground cables and electronic chassis. Our experience and capabilities include manufacturing, assembly and testing of a wide selection of electrical control cabinet and electronic cabinet modification and fabrication processes. We have extensive experience assembling electronics, including soldering, crimping, multi-pinned connector terminations, fusion splicing, molding, potting, and testing.

Certifications include NASA 8739.4, NASA 8739.5, J STD 001 and IPC A 610. Our IPC-J-STD-001 accredited technicians adhere to NASA work standards KSC-E-165, KSC-GP-864, KSC-STD-132, all required for NASA 8739.4 credentials with other industry-standard certifications.

Design Engineering

We provide quality in-house design engineering services from up-front analysis to integration, assembly, and test. Our ISO 9001:2015 / AS9100D certified engineering capabilities include the ability to perform initial design concepts or value-add engineering change recommendations to existing engineering. Our multidisciplinary engineering experience and talent cover a broad spectrum of capabilities, enabling an even more comprehensive range of projects. Our design engineering capabilities include:

●	Requirements Definition – Product development and process optimization
●	Verification/Validation (multiple checks and balance) – Meets specification and intended purpose
●	Model Based Systems Engineering – Use of visual modeling vs document-based information exchange
●	3D CAD & 2D Engineering Release – Managing, planning, scheduling, and controlling
●	Test Procedures and Performance – Meets customer driven requirements
●	Operations/Maintenance Manuals – Fully integrated and procedurally driven
●	System Integration – Horizontal sub-system integration approach to projects and programs
●	Design for Life Cycle Cost & Manufacturing – Incorporation of innovative design manufacturing
●	Model Based Data Control – Complex design verification/validation
●	Finite Element and Failure Mode & Effects Analysis
●	Design for Manufacturability

Program Management

We provide Program and Project Management to help improve project performance and provide oversight of complex projects and contracts through day-to-day support and expert knowledge. With a business culture that always puts the customer first, we provide dedicated project management services throughout the lifecycle of our customer’s project or program to ensure the project goes according to schedule. Program management services include:

●	Supply chain management
●	Customer requirement compliance
●	Logistics and configuration management
●	Resource and budget control
●	Schedule

Customer / Market Research

The need to provide commercial testing capabilities in space has been growing for many years and has become a requirement for many innovating companies. According to the Prospectus for the Small Satellite Market, 7th Edition released in April of 2021, Euroconsult anticipates that about 13,910 satellites <500 kg will be launched in the next ten years, according to the 7th edition of its small satellite market report. This total represents a 38% increase over the 10,100 satellites that were expected in its previous edition. The small satellite industry is gearing up for significant expansion in terms of capabilities and demand, with the number of satellites to be launched growing four-fold over 2021-2030, citing growth in manufacturing, launch and operations, and increasing government budgets for space. As the small satellite market grows, the requirement for rapid flight proven testing is becoming more crucial. Although ground-based testing is available, it does not provide a mirrored testing environment for spacecraft and subcomponent testing. We intend to address this need with our Sidus Constellation. Furthermore, customization of the Sidus Constellation with appropriate technology can provide subscription data and imagery services for customers whose needs prompt consideration for a separate constellation. Currently, our core market corresponds most directly with satellite manufacturing and offering LEO space-as-a-service solutions. However, we believe our addressable market can also continue to expand in similar and adjacent industries such as government and defense manufacturing. We have generated space-related manufacturing revenue since 2012, and we expect to generate revenue from our commercial constellation space offering in the first quarter of 2022 as we continue to finalize customers for LizzieSat-1 (LS-1). LS-1 is currently slated to launch in the fourth quarter of 2022 utilizing our SSIKLOPS platform aboard the ISS.

Sales and Marketing

We market our services to both government and commercial customers. Initially we are leveraging our existing relationships to help promote our expanded service offerings. We believe our executive management team has extensive reach in the space and satellite industry. Our Chief Sales and Revenue Officer focuses on new business sales, installed client base sales, marketing, and partner strategy.

Our marketing efforts focus on communicating the benefits of our solutions and educating our customers, the media and analysts about the advantages of our innovative technology. We strive to raise the awareness of our company, market our products and generate sales leads through industry events, public relations efforts, marketing materials, social media and our website. Attendance at key industry events is an important component of our marketing efforts. Our CEO, Carol Craig, has been invited to speak and participate in panel discussions at industry events and will continue to take advantage of these opportunities to spread awareness of our services. We believe a combination of these efforts strengthens our brand and may enhance our market position in our industry.

Competition

The small satellite services industry at-large is highly competitive but has significant barriers to entry, including the cost and difficulty associated with successfully developing, building, and launching a satellite constellation and obtaining various governmental and regulatory approvals. In addition to cost, there is a significant amount of lead time associated with obtaining the required licenses, building, and launching the satellite constellation, and developing and deploying the ground station technology. We currently face substantial general competition from other service providers that offer a range of space-based data collection options. There are also several competitors working to develop innovative solutions to compete in this industry.

Our Intellectual Property

We continually invest in innovative solutions and as of December 31, 2021 have 12 space related patents approved or pending, which ownership was transferred to us by our majority shareholder, Craig Technologies, at no charge. Our patented technologies include a print head for regolith-polymer mixture and associated feedstock for which a notice of allowance was received by us in October 2021; a heat transfer system for regolith which patent expires in June 2039; a method for establishing a wastewater bioreactor environment which patent expires in July 2039; vertical takeoff and landing pad and interlocking pavers to construct same which patent expires in April 2039; and high-load vacuum chamber motion feedthrough systems and methods which patent expires in May 2039.

We seek to establish and maintain our proprietary rights in our technology and products through a combination of patents, copyrights, trademarks, trade secrets and contractual rights. We also seek to maintain our trade secrets and confidential information through nondisclosure policies, the use of appropriate confidentiality agreements and other security measures. We have registered a number of patents and trademarks in the United States and in other countries and have a number of patent filings pending determination. There can be no assurance, however, that these rights can be successfully enforced against competitive products in any particular jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, trade secrets and contracts has value, the rapidly changing technology in the satellite and wireless communications industries and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protections afforded by patent, copyright, trademark and trade secret laws and contractual rights.

Certain of our products include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all.

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot assure that our patents and other proprietary rights will not be challenged, invalidated or circumvented, that others will not assert intellectual property rights to technologies that are relevant, or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.

The commercial space industry is driven by rapidly changing technologies and innovation, and our success will require significant expenditure in Research and Development to develop new technologies, services, products, and offerings. Thus far, we have not established a Research and Development department, nor have we incurred research and development expenses. We do not currently perform formal R&D and instead we engineer our solutions with additional enhancements and innovations as part of our normal design and engineering efforts. We intend on setting up a formal Research and Development team in the future so we can more easily streamline our new products and get to market faster. If we fail to raise adequate funds to develop a robust Research and Development department and strategy, we will likely be unable to execute on our business plan.

Regulatory

Our business is subject to extensive rules, regulations, statutes, orders and policies imposed by the government in the United States and in foreign jurisdictions.

International Telecommunications Union (ITU)

We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with our services. As we expand service to additional countries and regions, we will become subject to additional governmental approvals and regulations. We will provide a number of services that rely on the use of radio-frequency spectrum, and the provision of such services is highly regulated. Satellites are to be operated in a manner consistent with the regulations and procedures of the International Telecommunication Union (“ITU”), a specialized agency of the United Nations, which require the coordination of the operation of satellite systems in certain circumstances, and more generally are intended to avoid the occurrence of harmful interference among different users of the radio spectrum.

We have received approval of International Telecommunications Union (ITU) spectrum licensing for both X-Band and S-Band frequencies. We filed for X-Band and S-Band Radio Frequencies licensing in February 2021 and were granted approval through a published filing by the International Telecommunications Union (ITU) on April 4, 2021. The ITU is the specialized agency responsible for principles and licensing of the use of orbit and spectrum. Before a satellite can use the spectrum and orbital resources it needs to fulfil its mission, it requires an associated ‘satellite filing’. The filing is a tool to obtain international recognition of these resources.

International Traffic in Arms Regulations (“ITAR”) and Export Compliance and Controls

Our business is subject to, and we must comply with, stringent U.S. import and export control laws, including the ITAR process which has been developed under the jurisdiction of the Department of State and is administered by the Directorate of Defense Trade Controls (DDTC) and Export Administration Regulations (“EAR”) of the Bureau of Industry and Security of the U.S. Department of Commerce. ITAR generally restricts the export of hardware, software, technical data, and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software, and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to ITAR. The regulations exist to advance the national security and foreign policy interests of the U.S.

The U.S. government agencies responsible for administering the ITAR and the EAR have significant discretion in the interpretation and enforcement of these regulations. The agencies also have significant discretion in approving, denying, or conditioning authorizations to engage in controlled activities. Such decisions are influenced by the U.S. government’s commitments to multilateral export control regimes, particularly the Missile Technology Control Regime concerning the spaceflight business.

Many different types of internal controls and measures are required to ensure compliance with such export control rules. In particular, we are required to maintain registration under ITAR; determine the proper licensing jurisdiction and classification of products, software, and technology; and obtain licenses or other forms of U.S. government authorizations to engage in activities, including the performance by foreign persons, related to and who support our spaceflight business. Under ITAR, we must receive permission from the Directorate of Defense Trade Controls to release controlled technology to foreign person employees and other foreign persons.

Employees/Human Capital

As of December 31, 2021, we had 37 employees, all of whom are full-time. We are not party to any collective bargaining agreements. Our workforce is concentrated in the “Florida Space Coast,” however we are accustomed to working as a cohesive team with remote workers which should be beneficial as we expand and add employees in different geographical areas nationwide and worldwide. Our management team is comprised of our CEO and four (4) of her direct reports who, collectively, have management responsibility for our business. Our management team places significant focus and attention on matters concerning our human capital assets, particularly our diversity, capability development, and succession planning. Accordingly, we regularly review employee development and succession plans for each of our functions to identify and develop our pipeline of talent.

Available Information

Our website address is www.sidusspace.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risk Factors Relating to Our Operations and Business

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expects to face include our ability to:

●	forecast our revenue and budget for and manage its expenses;

●	attract new customers and retain existing customers;

●	effectively manage our growth and business operations, including planning for and managing capital expenditures for our current and future space and space-related systems and services, managing our supply chain and supplier relationships related to our current and future product and service offerings, and integrating acquisitions;

●	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

●	maintain and enhance the value of our reputation and brand;

●	develop and protect intellectual property; and

●	hire, integrate and retain talented people at all levels of our organization.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more developed market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from its expectations and its business, financial condition and results of operations could be adversely affected.

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

We have incurred significant losses since our inception. We incurred net losses of $3,746,138 and $1,542,906 for the years ended December 31, 2021 and 2020, respectively. While we have generated limited revenue to date, we have not yet achieved production level satellite manufacturing, launch and data activities, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

We expect our operating expenses to increase over the next several years as we commence production level satellite manufacturing and satellite launch activities, continue to refine and streamline our design and manufacturing processes, make technical improvements, increase our launch cadence, hire additional employees and initiate research and development efforts relating to new products and technologies, including our space services business. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.

In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the global COVID-19 health crisis and related financial impact has resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

The success of our business will be highly dependent on our ability to effectively market and sell our commercial satellite manufacturing, launch, and data services for small LEO satellites.

We expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively forecast, market and sell our launch and data services for small LEO satellites. We have limited experience in forecasting, marketing and selling such services, and if we are unable to utilize our current or future sales organization effectively in order to adequately target and engage our potential customers, our business may be adversely affected.

Our success depends, in part, on our ability to attract new customers in a cost-effective manner. We expect that we will need to make significant investments in order to attract new customers. Our sales growth is dependent upon our ability to implement strategic initiatives, and these initiatives may not be effective in generating sales growth. In addition, marketing campaigns, which we have not historically utilized, can be expensive and may not result in the acquisition of customers in a cost-effective manner, if at all. Further, as our brand becomes more widely known, future marketing campaigns or brand content may not attract new customers at the same rate as past campaigns or brand content. If we are unable to attract new customers, our business, financial condition and results of operations will be harmed.

We have not yet delivered our 3D printed satellites into orbit, and any setbacks we may experience during our first commercial satellite launch planned for 2022 and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation, and could harm our reputation.

The success of our launch and satellite services business will depend on our ability to successfully and regularly deliver customer satellites into orbit. In November 2019, we successfully launched EFTP, our on-orbit external experimental facility hosted on the NanoRacks International Space Station External Platform (NREP). Additionally, in January of 2020, a microsatellite was successfully launched from the ISS using our SSIKLOPS platform for the STP program office.

There is no guarantee that our planned commercial launches in 2022 or subsequent commercial launches thereafter will be successful. While we believe that our launch partners have built operational processes to ensure that the design, manufacture, performance and servicing of their launch vehicles and rockets meet rigorous performance goals, there can be no assurance that our launch partners will not experience operational or process failures and other problems during our first commercial launch or any planned launches thereafter. Any failures or setbacks, particularly on our first commercial launches, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.

The market for commercial satellite manufacturing, launch and data services for small LEO satellites is not well established, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

The market for in-space infrastructure services, in particular commercial satellite manufacturing, launch and data services for small LEO satellites, has not been well established and is still emerging. Our estimates for the total addressable launch market and satellite market are based on several internal and third-party estimates, including our contracted revenue, the number of potential customers who have expressed interest in our satellite launch and data services, assumed prices and production costs for our services, assumed flight cadence, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our services, as well as the expected growth rate for the total addressable market for our services, may prove to be incorrect.

Our ability to grow our business depends on the successful development of our satellites and related technology, which is subject to many uncertainties, some of which are beyond our control.

Our current objectives focus on the development of small satellites and integration capabilities and related technology. If we do not complete this development in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development of our satellite capabilities and related technology involves many uncertainties, some of which are beyond our control, including, but not limited to:

●	timing in making further enhancements to our product design and specifications;

●	successful completion of our planned commercial satellite launches;

●	our ability to obtain additional applicable approvals, licenses or certifications from regulatory agencies, if required, and maintaining current approvals, licenses or certifications;

●	performance of our manufacturing facilities despite risks that disrupt productions, such as natural disasters and hazardous materials;

●	performance of a limited number of suppliers for certain raw materials and supplied components;

●	performance of our third-party contractors that support our future research and development activities;

●	our ability to maintain rights from third parties for intellectual properties critical to our future research and development activities;

●	our ability to fund and maintain our future research and development activities, particularly the development of various enhancements that increase the data transfer capacity of our satellite; and

●	the impact of the COVID-19 pandemic on us, our customers, suppliers and distributors, and the global economy.

We routinely conduct hazardous operations in testing of our satellite subsystems, which could result in damage to property or persons. Unsatisfactory performance or failure of our satellites and related technology at launch or during operation could have a material adverse effect on our business, financial condition and results of operation.

We manufacture and operate highly sophisticated products for the commercial space, aerospace and defense industries and conduct activities that depend on complex technology. Although there have been and will continue to be technological advances in spaceflight, our operations remain an inherently hazardous and risky activity. Launch failures, explosions and other accidents on launch or during flight have occurred for others and will likely occur in the future.

While we have built operational processes to ensure that the design, manufacture, performance and servicing of our products and related technologies meet rigorous quality standards, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, cyber-attacks or other intentional acts, that could result in potential safety risks. We may experience a total loss of our customers’ payloads and our own payloads if there is an accident or failure at launch or during the journey into space, which could have a material adverse effect on our results of operations and financial condition. For some missions, we or our customers can elect to buy launch insurance, which can reduce our monetary losses from any launch failure, but even in this case we will have losses associated with our inability to test our technology in space and delays with further technology development. Any insurance we or our customers have may not be adequate to cover our or their loss, respectively.

Any actual or perceived safety or reliability issues may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise. Such issues could result in delaying or cancelling planned launches, increased regulation or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property or medical complications could have a material adverse effect on our business, financial condition and results of operation.

We may experience a total loss of our technology and products and our customers’ payloads if there is an accident on launch or during the journey into space, and any insurance we have may not be adequate to cover our loss.

Although there have been and will continue to be technological advances in spaceflight, it is still an inherently dangerous activity. Explosions and other accidents on launch or during the flight have occurred and will likely occur in the future. If such incident should occur, we will likely experience a total loss of our systems, products, technologies and services and our customers’ payloads. The total or partial loss of one or more of our products or customer payloads could have a material adverse effect on our results of operations and financial condition. For some missions, we can elect to buy launch insurance, which can reduce our monetary losses from the launch failure, but even in this case we will have losses associated with our inability to test our technology in space and delays with further technology development.

Any delays in the development and manufacture of satellites and related technology may adversely impact our business, financial condition and results of operations.

We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, launch, production, delivery and servicing ramp of satellites and related technology. If delays like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues in sustaining the ramp of our spaceflight system or delays in increasing production further.

If we encounter difficulties in scaling our delivery or servicing capabilities, if we fail to develop and successfully commercialize our satellites and related technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business, financial condition and results of operations could be materially and adversely impacted.

Our customized hardware and software may be difficult and expensive to service, upgrade or replace.

Some of the hardware and software we use in operations is significantly customized and tailored to meet our requirements and specifications and could be difficult and expensive to service, upgrade or replace. Although we expect to maintain inventories of some spare parts, it nonetheless may be difficult, expensive or impossible to obtain replacement parts for the hardware due to a limited number of those parts being manufactured to our requirements and specifications. Also, our business plan contemplates updating or replacing some of the hardware and software in our network as technology advances, but the complexity of our requirements and specifications may present us with technical and operational challenges that complicate or otherwise make it expensive or infeasible to carry out such upgrades and replacements. If we are not able to suitably service, upgrade or replace our equipment, our ability to provide our services and therefore to generate revenue could be harmed.

Our satellites may collide with space debris or another spacecraft, which could adversely affect our operations.

Although we expect to comply with best practices and international orbital debris mitigation requirements to actively maneuver our satellites to avoid potential collisions with space debris or other spacecraft, these abilities are limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of, and predicted collisions with, debris objects tracked and cataloged by governments or other entities. Additionally, some space debris is too small to be tracked and therefore its orbital location is unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our satellites should a collision occur. If our satellites collide with space debris or other spacecraft, our products and services could be impaired. Also, a failure of one or more of our satellites or the occurrence of equipment failures, collision damage, or other related problems that may result during the de-orbiting process could constitute an uninsured loss and could materially harm our financial condition.

If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, or if we are unable to manufacture our products at a quantity and quality that our customers demand, our ability to grow our business may suffer.

The success of our business depends in part on effectively managing and maintaining our space services, manufacturing our products, conducting a sufficient number of launches to meet customer demand and providing customers with an experience that meets or exceeds their expectations. Even if we succeed in developing our products and completing launches within our targeted timeline, we could thereafter fail to develop the ability to produce these products at quantity with a quality management system that ensures that each unit performs as required. Any delay in our ability to produce products or complete launches at rate and with a reliable quality management system could have a material adverse on our business.

If our current or future space services do not meet expected performance or quality standards, including with respect to customer safety and satisfaction, this could cause operational delays. Further, launching satellites within restricted airspace require advance scheduling and coordination with government agencies and range owners and other users, and any high priority national defense assets will have priority in the use of these resources, which may impact our cadence of our space operations or could result in cancellations or rescheduling. Any operational or manufacturing delays or other unplanned changes to our ability to conduct our launches could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, customer and commercial strategy, products and services, supply, and manufacturing and distribution functions and initiate research and development. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business and the manufacture of spacecraft as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations or partners for the manufacture and operation of our products.

Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, finding manufacturing capacity to produce our products and related equipment, and delays in production and launches. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. In addition, in order to continue to expand our presence around the globe, we expect to incur substantial expenses as we continue to attempt to streamline our manufacturing process, increase our launch cadence, hire more employees, and fund research and development efforts relating to new products and technologies and expand our business. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.

Our prospects and operations may be adversely affected by changes in consumer preferences and economic conditions that affect demand for satellite services.

Because our business is currently concentrated on commercial satellite manufacturing, launch and data services, we are vulnerable to changes in consumer preferences or other market changes. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our potential customers may choose not to expend the amounts that we anticipate based on our expectations with respect to the addressable market for satellite services. There could be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, decreased consumer confidence, decreased discretionary spending and reduced customer or governmental demand for satellites and other products we produce, which could have a material adverse effect on our business, financial condition and results of operations.

Adverse publicity stemming from any incident involving us or our competitors, could have a material adverse effect on our business, financial condition and results of operations.

We are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. If any of our launch partners’ vehicles or our satellites or those of one of our competitors were to be involved in a public incident, accident or catastrophe, this could create an adverse public perception of satellite launch or manufacturing activities and result in decreased customer demand for launch and satellite services, which could cause a material adverse effect on our business, financial conditions and results of operations. Further, if our launch partners’ vehicles or rockets were to be involved in a public incident, accident or catastrophe, we could be exposed to significant reputational harm or potential legal liability. Any reputational harm to our business could cause customers with existing contracts with us to cancel their contracts and could significantly impact our ability to make future sales. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident.

If we are unable to maintain relationships with our existing launch partners or enter into relationships with new launch partners, we may be unable to reach our targeted annual launch rate, which could have an adverse effect on our ability to grow our business.

We do not own or operate our own launch vehicles. We rely on third party launch partners to launch our and our customers’ satellites. Part of our strategy involves increasing our launch cadence and reaching approximately 100 satellites launched by 2026. Our ability to achieve such launch cadence targets will depend on our ability to maintain our relationships with our existing launch partners and add new launch partners in the future. We currently have agreements with the International Space Station and Vaya Space and expect to enter into a variety of arrangements to secure additional launch partners. We may in the future experience delays in our efforts to secure additional launch partners. Challenges as a result of regulatory processes or in the ability of our partners to secure the necessary permissions to establish launch sites could delay our ability to achieve our target cadence and could adversely affect our business.

We are dependent on third-party launch vehicles to deliver our systems, products, and technologies into space. If the number of companies offering launch services or the number of launches does not grow in the future or there is a consolidation among companies who offer these services, this could result in a shortage of space on these launch vehicles, which may cause delays in our ability to meet our customers’ needs. Additionally, a shortage of space available on launch vehicles may cause prices to increase or cause delays in our ability to meet our customers’ needs. Either of these situations could have a material adverse effect on our results of operations and financial condition.

Further, if a launch is delayed, our timing for recognition of revenue may be impacted depending on the length of the delay and the nature of the contract with the customers with payloads on such delayed flight. Such a delay in recognizing revenue could materially impact our financial statements or result in negative impacts to our earnings during a specified time period, which could have a material effect on our results of operations and financial condition.

We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.

Our ability to manufacture our products is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in manufacture of our products or increased costs.

In addition, we have in the past and may in the future experience delays in manufacture or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by International Traffic in Arms Regulations and other restrictions on transfer of sensitive technologies. Additionally, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled launches, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.

Failure of third-party contractors could adversely affect our business.

We are dependent on various third-party contractors to develop and provide certain of our components of and processes to our products. Should we experience complications with any of these components and services, we may need to delay our manufacturing activities or delay or cancel scheduled launches. We face the risk that any of our contractors may not fulfill their contracts and deliver their products or services on a timely basis, or at all. We have in the past experienced, and may in the future experience, operational complications with our contractors. The ability of our contractors to effectively satisfy our requirements could also be impacted by such contractors’ financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, or other events. The failure of any contractors to perform to our expectations could result in shortages of certain manufacturing or operational components for our spacecraft or delays in spaceflights and harm our business. Our reliance on contractors and inability to fully control any operational difficulties with our third-party contractors could have a material adverse effect on our business, financial condition, and results of operations.

We expect to face intense competition in the commercial space market and other industries in which we may operate.

We face intense competition in the commercial space market and amongst our competitors. Currently, our primary competitors in the commercial satellite market are BlackSky, Spire, Hawkeye-360, LoftOrbital, and IceEye. In addition, we are aware of a significant number of entities actively engaged in developing commercial launch capabilities for small and medium sized satellite payloads, including Virgin Orbit, Relativity, ABL, and Firefly, among others. Many of our current and potential competitors are larger and have substantially greater financial or other resources than we currently have or expect to have in the future, and thus may be better positioned to exploit the market need for small payloads and targeted orbital delivery, which is the focus of our business. They may also be able to devote greater resources to the development of their current and future technologies, which could overlap with our technologies, or the promotion and sale of their products and services. Our competitors could offer small launch vehicles at lower prices, which could undercut our business strategy and potential competitive edge. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings relative to ours. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.

We believe our ability to compete successfully as a commercial provider of launch and satellite services does and will depend on a number of factors, which may change in the future due to increased competition, including the price of our products and services, consumer satisfaction for the experiences we offer, and the frequency and availability of our products and services. If we are unable to compete successfully, our business, financial condition and results of operations could be adversely affected.

We may in the future invest significant resources in developing new service offerings and exploring the application of our proprietary technologies for other uses and those opportunities may never materialize.

While our primary focus for the foreseeable future will be on commencing our commercial launch activities, increasing our launch cadence, and fully expanding our satellite operations center, we may also invest significant resources in developing new technologies, services, products, and offerings. However, we may not realize the expected benefits of these investments. These anticipated technologies, however, are unproven and these products or technologies may never materialize or be commercialized in a way that would allow us to generate ancillary revenue streams. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition from our competitors within the commercial launch and satellite industries, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition, and results of operations.

Such research and development initiatives may also have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. They may involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks that we may not be able to anticipate. There can be no assurance that customer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. Further, any such research and development efforts could distract management from current operations and would divert capital and other resources from our more established offerings and technologies. Even if we were to be successful in developing new products, services, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that may increase our expenses or prevent us from successfully commercializing new products, services, offerings, or technologies.

If we fail to adequately protect our proprietary intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.

Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including certain methodologies, practices, tools, technologies and technical expertise we utilize in designing, developing, implementing, and maintaining applications and processes used in our satellite systems and related technologies. To date, we have relied primarily on trade secrets and other intellectual property laws, non-disclosure agreements with our employees, consultants and other relevant persons and other measures to protect our intellectual property and intend to continue to rely on these and other means, including patent protection, in the future. However, the steps we take to protect our intellectual property may be inadequate, and we may choose not to pursue or maintain protection for our intellectual property in the United States or foreign jurisdictions. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create technology that competes with ours.

Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technologies and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our technology and intellectual property.

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into non-disclosure and invention assignment agreements with our employees, enter into non-disclosure agreements with our customers, consultants, and other parties with whom we have strategic relationships and business alliances and enter into intellectual property assignment agreements with our consultants and vendors, no assurance can be given that these agreements will be effective in controlling access to and distribution of our technology and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our success depends in part upon successful prosecution, maintenance, enforcement and protection of our owned and licensed intellectual property.

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology, as well as any costly litigation or diversion of our management’s attention and resources, could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. The results of intellectual property litigation are difficult to predict and may require us to stop using certain technologies or offering certain services or may result in significant damage awards or settlement costs. There is no guarantee that any action to defend, maintain or enforce our owned or licensed intellectual property rights will be successful, and an adverse result in any such proceeding could have a material adverse impact on our business, financial condition, operating results, and prospects.

In addition, we may from time-to-time face allegations that we are infringing, misappropriating or otherwise violating the intellectual property rights of third parties, including the intellectual property rights of our competitors. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Irrespective of the validity of any such claims, we could incur significant costs and diversion of resources in defending against them, and there is no guarantee any such defense would be successful, which could have a material adverse effect on our business, contracts, financial condition, operating results, liquidity, and prospects.

Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could divert the time and resources of our management team, and harm our business, our operating results and our reputation.

The majority of our customer contracts may be terminated by the customer at any time for convenience as well as other provisions permitting the customer to discontinue contract performance for cause (for example, if we do not achieve certain milestones on a timely basis). If our contracts are terminated or if we experience any other contract-related risks, our results of operations may be adversely impacted. In addition, some of our customers are government entities, which subjects us to additional risks including early termination, audits, investigations, sanctions, and penalties.

We are subject to a variety of contract-related risks. Some of our existing customer contracts, including those with the government, include provisions allowing the customers to terminate their contracts for convenience, with a termination penalty for at least the amounts already paid, or to terminate the contracts for cause (for example, if we do not achieve certain milestones on a timely basis). Customers that terminate such contracts may also be entitled to a pro rata refund of the amount of the customer’s deposit. In addition, some of our customers are pre-revenue startups or otherwise not fully established companies, which exposes us to a degree of counterparty credit risk.

Part of our strategy is to market our space and satellite manufacturing and launch and data services to key government customers. We expect we may derive limited revenue from contracts with NASA and the U.S. government and may enter into further contracts with the U.S. or foreign governments in the future, and this subjects us to statutes and regulations applicable to companies doing business with the U.S. government, including the Federal Acquisition Regulation. These U.S. government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, in which case the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

Our government contracts may be subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

●	specialized disclosure and accounting requirements unique to government contracts;

●	financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;

●	public disclosures of certain contract and company information; and

●	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits, and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contract laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results. If any customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts for any reason, including as a result of our failure to meet certain performance milestones, or if a government customer were to suspend or debar us from doing business with such government, our business, financial condition, and results of operations would be materially harmed.

If we commercialize outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.

As part of our growth, we aim to establish offices and partnerships outside of the United States. We plan to continue to build our pipeline of global customers to include joint ventures and strategic partnerships. As we expand internationally, we expect that we would be subject to additional risks related to entering into international business relationships, including:

●	restructuring our operations to comply with local regulatory regimes;

●	identifying, hiring and training highly skilled personnel;

●	unexpected changes in tariffs, trade barriers and regulatory requirements, including through the International Traffic in Arms Regulations, or ITAR, Export Administration Regulations, or EAR, and Office of Foreign Assets Control, or OFAC, International Telecommunications Union, or ITU;

●	economic weakness, including inflation, or political instability in foreign economies and markets;

●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	the need for U.S. government approval to operate our spaceflight systems outside the United States;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue;

●	government appropriation of assets;

●	workforce uncertainty in countries where labor unrest is more common than in the United States; and

●	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act, or FCPA, OFAC regulations and U.S. anti-money laundering regulations, as well as exposure of our foreign operations to liability under these regulatory regimes.

Our business is subject to a wide variety of extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to our satellite system operations, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state, and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition.

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, deploying space assets such as satellites in the United States require licenses and permits from certain agencies of the Department of Transportation, including the Federal Aviation Administration, or FAA, and review by other agencies of the U.S. Government, including the National Oceanic and Atmospheric Administration, or “NOAA”, the Department of Defense, Department of State, NASA, Federal Communications Commission, or the “FCC” and the International Telecommunications Union, or the “ITU”. License approval includes an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. Delays in licensing and approvals allowing us to deploy our commercial satellites could adversely affect our ability to operate our business and our financial results.

Moreover, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the United States and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not. The timing of our satellite deployments may depend on the ability of our partners to secure regulatory licenses from the FAA and the FCC/ITU.

A component of our near-term strategy involves increasing our launch cadence by accelerating our development and production efforts and adding additional launch partners. Our ability to achieve this increased launch cadence within the timeframe in which we hope to do so will depend on the ability of our launch partners to secure the necessary regulatory licenses from the FAA, the FCC/ITU and other regulatory authorities. If our launch partners fail to obtain the licenses necessary to support our anticipated launch cadence, or any delays or hurdles that present in our interactions with the FAA, the FCC/ITU or other regulatory authorities, could impact our ability to grow our business, could delay our ability to execute on our existing and future customer contracts and could adversely affect our business and results of operations.

We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition, and results of operation.

Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology, and services, as well as run our operations in the United States, in full compliance with such laws and regulations, which include the EAR, the ITAR, and economic sanctions administered by the Treasury Department’s OFAC. Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for end uses. If we are found to be in violation of these laws and regulations, it could result in civil and criminal, monetary and non-monetary penalties, the loss of export or import privileges, debarment, and reputational harm.

Pursuant to these foreign trade control laws and regulations, we are required, among other things, to (i) maintain a registration under the ITAR, (ii) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (iii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of our spaceflight business. The authorization requirements include the need to get permission to release controlled technology to foreign person employees and other foreign persons. Changes in U.S. foreign trade control laws and regulations, or reclassifications of our products or technologies, may restrict our operations. The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our spaceflight business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. Given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.

Under the “Exon-Florio Amendment” to the U.S. Defense Production Act of 1950, as amended (the “DPA”), the U.S. President has the power to disrupt or block certain foreign investments in U.S. businesses if he determines that such a transaction threatens U.S. national security. The Committee on Foreign Investment in the United States (“CFIUS”) has been delegated the authority to conduct national security reviews of certain foreign investments. CFIUS may impose mitigation conditions to grant clearance of a transaction.

The Foreign Investment Risk Review Modernization Act (“FIRRMA”), enacted in 2018, amended the DPA to, among other things, expand CFIUS’s jurisdiction beyond acquisitions of control of U.S. businesses. Under FIRRMA, CFIUS also has jurisdiction over certain foreign non-controlling investments in U.S. businesses that are involved with critical technology or critical infrastructure, or that collect and maintain sensitive personal data of U.S. citizens (“TID U.S. Businesses”), if the foreign investor receives specified triggering rights in connection with its investment. We are a TID U.S. Business because we develop and design technologies that would be considered critical technologies. Certain foreign investments in TID U.S. Businesses are subject to mandatory filing with CFIUS. These restrictions on the ability of foreign persons to invest in us could limit our ability to engage in strategic transactions that could benefit our stockholders, including a change of control, and could also affect the price that an investor may be willing to pay for our common stock.

Failure to comply with federal, state, and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

We collect, store, process, and use personal information and other customer data, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Due to the volume and sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state, and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted, and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements, and obligations.

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly.

As we expand our international presence, we may also become subject to additional privacy rules, many of which, such as the General Data Protection Regulation promulgated by the European Union (the “GDPR”) and national laws supplementing the GDPR, such as in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The law requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the EEA. These more stringent requirements include expanded disclosures to inform customers about how we may use their personal data through external privacy notices, increased controls on profiling customers and increased rights for data subjects (including customers and employees) to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring customers to affirmatively consent for a given purpose through separate tick boxes or other affirmative action.

A significant data breach or any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations and/or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

Failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.

If our main data center were to fail, or if we were to suffer an interruption or degradation of services at our main data center, we could lose important manufacturing and technical data, which could harm our business. Our facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A decision to close the facilities without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, misuse of or unauthorized acquisition of our or our customers’ data, the loss, corruption or alteration of this data, interruptions in our operations or damage to our computer hardware or systems or those of our customers. Moreover, negative publicity arising from these types of disruptions could damage our reputation. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Significant unavailability of our services due to attacks could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition, and results of operations.

We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including engineers, manufacturing and quality assurance, design, finance, marketing, sales and support personnel. Our senior management team has extensive experience in the aerospace industry, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition, and results of operations.

Competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. We have not yet started production level satellite manufacturing, launch and data operations, and our estimates of the required team size to support our estimated flight rates may require increases in staffing levels that may require significant capital expenditure. Further, any inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability. Additionally, we only carry key man insurance for our Chief Executive Officer, and the loss of any key employee or our inability to recruit, develop and retain these individuals as needed, could have a material adverse effect on our business, financial condition, and results of operations.

Any acquisitions, partnerships, or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties, both domestic and international. We may not be successful in identifying acquisition, partnership, and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition, partnership, or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.

We may experience difficulties in integrating the operations of acquired companies into our business and in realizing the expected benefits of these acquisitions.

Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations. The success of any acquisition will depend in part on our ability to realize the anticipated business opportunities from combining their and our operations in an efficient and effective manner. These integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the acquisitions, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of an acquired company with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisitions, or fully offset the costs of the acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

We are subject to many hazards and operational risks that can disrupt our business, including interruptions or disruptions in service at our primary facilities, which could have a material adverse effect on our business, financial condition, and results of operations.

Our operations are subject to many hazards and operational risks inherent to our business, including general business risks, product liability and damage to third parties, our infrastructure or properties that may be caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, human errors and similar events. Additionally, our manufacturing operations are hazardous at times and may expose us to safety risks, including environmental risks and health and safety hazards to our employees or third parties.

Moreover, our operations are entirely based in and around our Cape Canaveral, Florida facility, where our machine shop, production facilities, administrative offices, and engineering functions are located. Any significant interruption due to any of the above hazards and operational to the manufacturing or operation of our facilities, including from weather conditions, growth constraints, performance by third-party providers (such as electric, utility or telecommunications providers), failure to properly handle and use hazardous materials, failure of computer systems, power supplies, fuel supplies, infrastructure damage, disagreements with the owners of the land on which our facilities are located could result in manufacturing delays or the delay or cancellation of our planned commercial satellite launches and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

In addition, our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, or a claim in excess of the insurance coverage limits maintained by us, could harm our business, financial condition and results of operations.

We have not historically obtained and may not maintain launch or in-orbit insurance coverage for our satellites to address the risk of potential systemic anomalies, failures, collisions with our satellites or other satellites or debris, or catastrophic events affecting the existing satellite system. If one or more of our launches result in catastrophic failure or one or more of our in-orbit satellites or payloads fail, and we have not obtained insurance coverage, we could be required to record significant impairment charges for the satellite or payload.

We have not historically obtained and may not maintain launch or in-orbit insurance coverage for our satellites to address the risk of potential systemic anomalies, failures, collisions with our satellites or other satellites or debris, or catastrophic events affecting the existing satellite system. If one or more of our in-orbit uninsured satellites or payloads fail, or one or more of our uninsured satellites is destroyed during failed launch, we could be required to record significant impairment charges for the satellite or payload. We may review the purchase of launch insurance on a case-by-case basis evaluating the launch history of our launch provider, number of satellites to be deployed on the launch vehicle, the status of our constellation, our ability to launch additional satellites in the near term, and the cost of insurance, among other factors. As a result of our case-by-case evaluation process, we have procured launch insurance for our next four upcoming launches, which policies are subject to the typical terms and conditions regarding, among other things, cancellation and scope of coverage. We do not maintain third-party liability insurance with respect to our satellites. Accordingly, we currently have no insurance to cover any third-party damages that may be caused by any of our satellites, including personal and property insurance. If we experience significant uninsured losses, such events could have a material adverse impact on our business, financial condition and results of operations.

Natural disasters, unusual weather conditions, epidemic outbreaks, global health crises, terrorist acts and political events could disrupt our business and flight schedule.

The occurrence of one or more natural disasters such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business, financial condition, and results of operations. Severe weather, such as rainfall, snowfall, or extreme temperatures, may impact the ability of our satellite launch and data services to be carried out as planned, resulting in additional expense to reschedule such service, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession in the United States or abroad. To the extent these events also impact one or more of our suppliers or contractors or result in the closure of any of their facilities or our facilities, commence our commercial satellite launch activities as planned or thereafter increase our launch cadence. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer confidence and spending to decrease, which could adversely impact our commercial satellite manufacturing, launch and data operations.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	the number of satellite launch missions we schedule for a period, the price at which we sell them and our ability schedule additional launch missions for repeat customers;

●	unexpected weather patterns, maintenance issues, natural disasters or other events that force us to cancel or reschedule launches;

●	the cost of raw materials or supplied components critical for the manufacture and operation of our satellite equipment;

●	the timing and cost of, and level of investment in, research and development relating to our technologies and our current or future facilities;

●	developments involving our competitors;

●	changes in governmental regulations or in the status of our regulatory approvals or applications;

●	future accounting pronouncements or changes in our accounting policies; and

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

The individual or cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business, and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

We have been focused on developing satellite manufacturing and launch capabilities and services since 2013. This limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

Because we have limited historical financial data and operate in a rapidly evolving market, any predictions about its future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more developed market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

The markets for commercial satellite manufacturing, launch and data services have not been well established as the commercialization of space is a relatively new development and is rapidly evolving. Our estimates for the total addressable markets for satellite launch and data services are based on a number of internal and third-party estimates, including our contracted revenue and sales pipeline, assumed prices at which we can offer services, assumed frequency of service, our ability to leverage our current manufacturing and operational processes and general market conditions. As a result, our estimates of the annual total addressable markets for in-space infrastructure services, as well as the expected growth rate for the total addressable market for that experience, may prove to be incorrect.

We are subject to environmental regulation and may incur substantial costs.

We are subject to federal, state, local and foreign laws, regulations, and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, greenhouse gases and the management of hazardous substances, oils and waste materials. Federal, state, and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Compliance with environmental laws and regulations can require significant expenditures. In addition, we could incur costs to comply with such current or future laws and regulations, the violation of which could lead to substantial fines and penalties.

We may have to pay governmental entities or third parties for property damage and for investigation and remediation costs that they incurred in connection with any contamination at our current and former properties without regard to whether we knew of or caused the presence of the contaminants. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of waste directly attributable to us. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws may be held responsible for all of the clean-up costs incurred. Environmental liabilities could arise and have a material adverse effect on our financial condition and performance. We do not believe, however, that pending environmental regulatory developments in this area will have a material effect on our capital expenditures or otherwise materially adversely affect its operations, operating costs, or competitive position.

The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, and it has since spread throughout other parts of the world, including the United States. Any outbreak of contagious diseases or other adverse public health developments could have a material adverse effect on our business operations. These impacts to our operations have included and could again in the future include disruptions or restrictions on the ability of our employees and customers to travel or our ability to pursue collaborations and other business transactions, travel to customers and/or conduct live demonstrations of our products, oversee the activities of our third-party manufacturers and suppliers. We may also be impacted by the temporary closure of the facilities of suppliers, manufacturers, or customers.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, placed significant restrictions on travel and many businesses announced extended closures. These travel restrictions and business closures have and may in the future adversely impact our operations locally and worldwide, including our ability to manufacture, market, sell or distribute our products. Such restrictions and closure have caused or may cause temporary closures of the facilities of our suppliers, manufacturers, or customers. A disruption in the operations of our employees, suppliers, customers, manufacturers, or access to customers would likely impact our sales and operating results. We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations; however, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak and speed of vaccinations, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

Changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate.

We are subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by various tax jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations. Further, we may be unable to utilize our net operating losses in the event a change in control is determined to have occurred.

Our Chief Executive Officer, Carol Craig, is also the Chief Executive Officer of CTC, our principal stockholder, and may allocate her time to such other business thereby causing conflicts of interest in her determination as to how much time to devote to our affairs. In addition, our Chief Financial Officer is a consultant who works with other companies as chief financial officer and may allocate his time to such other businesses. This could have a negative impact on our ability to implement our plan of operation.

Our Chief Executive Officer, Carol Craig, is also the Chief Executive Officer of CTC and may not commit her full time to our affairs, which may result in a conflict of interest in allocating her time between our business and the other business. Ms. Craig spends approximately 50 hours per week working for us. Similarly, our Chief Financial Officer, Scott Silverman, is a consultant who works with other companies as chief financial officer and may not commit his full time to our affairs, which may result in a conflict of interest in allocating their time between our business and the other business. Mr. Silverman intends to spend at least 10-20 hours per week working on our matters. Furthermore, neither our Chief Executive Officer or our Chief Financial Officer are obligated to contribute any specific number of her or his hours per week to our affairs. If other business affairs require our Chief Executive Officer or Chief Financial Officer to devote more amounts of time to other affairs, including the business of CTC, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to implement our plan of operation.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2021, and if they continue to be ineffective could result in material misstatements in our financial statements.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2021, our management has determined that we had a material weakness in our control environment with respect to inadequate segregation of duties in our accounting and financial reporting functions due to not having enough personnel in our accounting and financial reporting functions. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Class A common stock could drop significantly.

Risks Related to our Relationship with Craig Technical Consulting, Inc.

CTC controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

CTC owns a 94.2% of the economic interest and voting power of our outstanding common stock. As long as CTC beneficially controls a majority of the voting power of our outstanding Class B common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if CTC were to control less than a majority of the voting power of our outstanding Class B common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our Class B common stock. If CTC continues to hold its shares of our Class B common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

We may be a “controlled company” within the meaning of the Nasdaq rules and, as a result, may qualify for, and may rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

As a result of the concentration of ownership of our outstanding common stock, we may be a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements.

As a controlled company, we may rely on certain exemptions from the Nasdaq standards that may enable us not to comply with certain Nasdaq corporate governance requirements if CTC continues to control a majority of the voting power of our outstanding common stock. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The Nasdaq Capital Market.

The ownership by our Chief Executive Officer of shares of CTC common stock may create, or may create the appearance of, conflicts of interest.

The ownership by our Chief Executive Officer of shares of CTC common stock may create, or may create the appearance of, conflicts of interest. Ownership by our Chief Executive Officer of common stock of CTC, creates, or, may create the appearance of, conflicts of interest when she is faced with decisions that could have different implications for CTC than the decisions have for us. Our Chief Executive Officer has agreed to recuse herself with respect to voting on any matter coming before either CTC’s or our board of directors related to our relationship with CTC, although she will still be permitted to participate in discussions and negotiations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

Risks Related to Our Class A Common Stock

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our Class A common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our Class A common stock does not develop or is sustained, our Class A common stock may remain thinly traded.

The listing rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our Class A common stock;

●	the market price of our Class A common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our Class A common stock;

●	the number of investors in general that will consider investing in our Class A common stock;

●	the number of market makers in our Class A common stock;

●	the availability of information concerning the trading prices and volume of our Class A common stock; and

●	the number of broker-dealers willing to execute trades in shares of our Class A common stock.

The dual-class structure of our common stock as contained in our amended and restated certificate of incorporation, as amended, has the effect of concentrating voting control with those stockholders who held our Class B common stock prior to our initial public offering. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A common stock.

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that we sold in our initial public offering, has one vote per share. CTC holds all of the issued and outstanding shares of our Class B common stock, representing approximately 94.2% of the voting power of our outstanding capital stock. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holder of our Class B common stock could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until converted by our Class B common stockholder. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions as specified in our amended and restated certificate of incorporation, such as transfers to family members and certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.

We cannot predict the effect our dual-class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced and implemented policies, the dual-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.+

Our principal stockholders will continue to have significant influence over the election of our board of directors and approval of any significant corporate actions, including any sale of the company.

Our founders, executive officers, directors, and other principal stockholders, in the aggregate, beneficially own a majority of our outstanding stock. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing an acquisition of the company or another significant corporate transaction.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology companies have experienced significant share price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for the shares and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who covers us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, the market price for our Class A common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our common stock to decline.

We do not expect to pay dividends in the foreseeable future, and you must rely on price appreciation of your shares of Class A common stock for return on your investment.

We have paid no cash dividends on any class of our stock to date, and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our stock. Accordingly, investors must be prepared to rely on sales of their shares after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our shares. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

We will incur increased costs as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we no longer qualify as an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur previously. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors. In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Pursuant to Section 404 of SOX (“Section 404”), we will be required to furnish a report by our senior management on our internal control over financial reporting.

While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To prepare for eventual compliance with Section 404, once we no longer qualify as an emerging growth company, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“the JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards apply to private companies. We may elect not to avail ourselves of this exemption from new or revised accounting standards and, therefore, may be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Anti-takeover provisions contained in our certificate of incorporation and bylaws as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

●	authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	limiting the ability of our stockholders to call and bring business before special meetings;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and

●	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated certificate of incorporation, as amended, designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our certificate of incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim for breach of any fiduciary duty owed by any director, officer, or other employee of ours to the Company or our stockholders, creditors or other constituents;

●	any action asserting a claim against us or any director or officer of ours arising pursuant to, or a claim against us or any of our directors or officers, with respect to the interpretation or application of any provision of, the DGCL, our certificate of incorporation or bylaws; or

●	any action asserting a claim governed by the internal affairs doctrine;

provided, that, if and only if the Court of Chancery of the State of Delaware dismisses any of the foregoing actions for lack of subject matter jurisdiction, any such action or actions may be brought in another state court sitting in the State of Delaware.

The exclusive forum provision is limited to the extent permitted by law, and it will not apply to claims arising under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Securities Act of 1933, as amended (the “Securities Act”), or for any other federal securities laws which provide for exclusive federal jurisdiction.

Our Amended and Restated Certificate of Incorporation, as amended, provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Securities Exchange Act of 1934, as amended. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock are deemed to have notice of and consented to this provision.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our second amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our second amended and restated certificate of incorporation.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this provision may limit or discourage a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 150 N. Sykes Creek Parkway, Suite 200 Merritt Island, Florida 32953. We occupy facilities totaling approximately 3500 square feet under a sublease from Craig Technical Consulting, Inc., a principal stockholder and an entity owned and controlled by our Chief Executive Officer, Carol Craig, pursuant to a commercial sublease agreement (the “Lease Agreement”), dated August 1, 2021. The Lease Agreement currently has a 2-year term, with no options to renew. We currently pay $4,570.07 per month plus applicable sales and use tax, which is currently 6.5% in Brevard County. We believe this location is adequate for our current operations and needs.

In addition, our manufacturing spaces are located at 175 Imperial Boulevard, Cape Canaveral, FL 32920 and 400 Central Boulevard, Cape Canaveral, FL 32920. We are under lease agreements with 400 W. Central, LLC for these spaces. The Lease agreements for 175 Imperial Boulevard and 400 W. Central Boulevard currently have concurrent lease terms with one year options that end on May 31, 2024. We pay a combined amount of $22,877.75 per month plus applicable sales and use tax, which is currently 6.5% in Brevard County. We have a total of 35,700 square feet of leased space in these buildings. We believe our manufacturing spaces are adequate for our current operations and will allow for expected initial growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 14, 2021, our Class A common stock began trading on The Nasdaq Capital Market under the symbol “SIDU.” Prior to that time, there was no public market for our common stock.

Use of Proceeds from Initial Public Offering

On December 16, 2021, we closed the initial public offering of our Class A common stock pursuant to which we issued and sold 3,000,000 shares of our Class A common stock at a price to the public of $5.00 per share. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-261288), which was declared effective by the SEC on December 13, 2021. We received net proceeds of approximately $13.4 million, after deducting underwriting discounts and commissions and offering expenses borne by us. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock, or (iii) our affiliates. There has been no material change in the planned use of proceeds from our initial use of proceeds as described in our final prospectus filed with the SEC on December 14, 2021 pursuant to Rule 424(b)(4). Boustead Securities, LLC acted as sole book-running manager for the offering. The offering commenced on December 13, 2021 and did not terminate before all securities registered in the registration statement were sold.

Stockholders

As of March 31, 2022, there were 29 stockholders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

During August and September 2021, we sold 3,000,000 shares of Class A common stock to various investors for gross proceeds of $3,000,000. We deemed the offer, sale and issuance of such securities to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

On September 22, 2021, we issued 200,000 shares of restricted Class A Common Stock to 2 employees. The shares vested immediately upon the grant date. We deemed the offer, sale and issuance of such securities to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with and our accompanying consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview of Operations

We are a space-as-a-service company focused on commercial satellite design, manufacture, launch, and data collection with a vision to enable space flight heritage status for new technologies and deliver data and predictive analytics to both domestic and global customers. We are building an all-inclusive space-as-a-service platform for the global space economy. We are developing and plan to launch 100 kg (220-pound) satellites with available space to rapidly integrate customer sensors and technologies. By developing a plug-and-play operating system for space, we believe we can deliver customer sensors to orbit in months, rather than years. In addition, we intend on delivering high-impact data for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things. Our revenues to date have been from our space related manufacturing offerings and we have not generated revenue from our constellation space offering.

Results of Operations

Comparison of year ended December 31, 2021 to year ended December 31, 2020

The following table provides certain selected financial information for the periods presented:

	Years Ended
	December 31,
	2021	2020	Change	%
Revenue– non-related parties	$789,490	$1,631,413	$(841,923)	(52)%
Revenue – related parties	619,234	175,769	443,465	252%
Total revenue	1,408,724	1,807,182	(398,458)	(22)
Cost of revenue	1,775,299	1,786,410	(11,111)	(1)%
Gross Profit (Loss)	(366,575)	20,772	(387,347)	(1,865)%
Gross Profit (Loss) Percentage	(26)%	1%	(27)%	(2,364)%

Operating expense	3,146,957	1,553,909	1,593,048	103%
Other income (expense)	(232,606)	(9,769)	(222,837)	2,281%
Net loss	$(3,746,138)	$(1,542,906)	$(2,403,232)	143%

Revenue

The decrease in non-related party revenue of 52% for the year ended December 31, 2021 to $789,000 as compared to approximately $1.6 million for the year ended December 31, 2020 was driven by negative impacts as a result of the Covid-19 global pandemic and due to the uneven nature of contract business. The increase in revenue from related parties of 252% to approximately $619,000 from approximately $176,000 was driven by our related party outsourcing more of its work to us as opposed to outside sources.

Cost of Revenue

The decrease in cost of revenue of 1% for the year ended December 31, 2021 to $1.77 million as compared to approximately $1.78 million for the year ended December 31, 2020 was driven by fewer materials purchases and other direct costs as a percentage of revenue. As a manufacturing entity, materials and other direct costs are a percentage of revenue. The percent change in the cost of revenue was less than the percent change in revenue due to increased costs due to inflationary pressure on labor costs and raw materials as compared to fixed rate contracts for work.

Gross Profit (Loss)

The increase in our gross loss of approximately $387,000 or 1,865% for the year ended December 31, 2021 as compared to a gross profit of approximately $21,000 for the year ended December 31, 2020 is primarily attributable to a reduction in revenue and and an increase in labor intensive contracts. Additionally, costs of both labor and materials increased due to inflationary pressures as a result of a strong job market and supply chain constraints.

Operating Expenses

	Years Ended
	December 31,
	2021	2020	Change	%
Operating expenses
Payroll expense	$1,503,236	$905,012	$598,224	66%
Sales and marketing expense	71,111	154,384	(83,273)	(54)%
Lease expense	253,311	159,122	94,189	59%
Depreciation expense	34,767	41,521	(6,754)	(16)%
Professional fees	335,604	19,216	316,388	1,646%
General and administrative expense	948,928	274,654	674,274	245%
Total	$3,146,957	$1,553,909	$1,593,048	103%

Overall operating expenses increased by $1.6 million to approximately $3.15 million for the year ended December 31, 2021 as compared to approximately $1.55 million for the year ended December 31, 2020. The increase is primarily attributed to an increase in our payroll expenses to $1.5 million from $905,012 for the year ended December 31, 2020, primarily as a result of an expansion of our staff, an increase in our lease expenses to $253,311 from $159,122 as a result of our leasing more space for our expansion, an increase in our professional fees from approximately $19,000 to approximately $335,00 as a result of preparing for our initial public offering and an increase in our other general and administrative costs to $948,000 from $278,000 for the prior period, which is related to an increase in the size of our Company.

Total other income (expense)

During the year ended December 31, 2021, we had gain on forgiveness of PPP loan of $633,830, other expense of $504, financing expense related to our IPO of $768,905 and interest expense of $97,027.

During the year ended December 31, 2020, we had other income of $10,000 as a result of EIDL grants, other miscellaneous expenses of $1,500 and interest expense of $18,269.

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2021, and December 31, 2020.

	December 31,	December 31,
	2021	2020	Change	%
Current assets	$16,007,584	$582,617	$15,627,967	2,648%
Current liabilities	$3,810,269	$8,095,721	$(4,285,452)	(53)%
Working capital (deficiency)	$12,197,315	$(7,513,104)	$19,910,419	262%

We had an accumulated deficit of $15.4 million and working capital of $12.2 million as of December 31, 2021. As of December 31, 2021, we had $13.7 million of cash.

As of December 31, 2021, the working capital surplus is due to funds raised through equity sales in relation to our initial public offering, and as of December 31, 2020, the working capital deficiency was primarily due to $7.3 million, owing to CTC, our principal stockholder.

Current assets increased by $15.6 million to $16 million as of December 31, 2021 from $582,617 as of December 31, 2020. The increase is primarily attributable to the funds raised in our initial public offering.

Current liabilities decreased by approximately $4.3 million to approximately $3.8 million as of December 31, 2021 from $8.1 million as of December 31, 2020. The decrease was attributable to a forgiveness of related party advances owed to CTC, our principal stockholder.

Cash Flow

	Years Ended
	December 31,
	2021	2020	Change
Cash used in operating activities	$(2,484,778)	$(1,587,234)	$(897,544)
Cash used in investing activities	$(217,840)	$(4,508)	$(213,332)
Cash provided by financing activities	$16,393,301	$1,554,579	$14,838,722
Cash on hand	$13,710,845	$20,162	$13,690,683

Cash Flow from Operating Activities

Year ended December 31, 2021 and 2020

For the years ended December 31, 2021 and 2020, we did not generate positive cash flows from operating activities. For the year ended December 31, 2021, net cash flows used in operating activities was approximately $2.5 million compared to approximately $1.6 million during the year ended December 31, 2020.

Cash flows used in operating activities for the year ended 2021, comprised of a net loss of $3.7 million, which was reduced by non-cash expenses of $1.4 million for stock based compensation, financing expenses and depreciation and amortization, an increase due to the forgiveness of PPP loans of approximately $634,000 and a net change in working capital of approximately $520,000.

For the year ended December 31, 2020, net cash flows used in operating activities comprised of a net loss of approximately $1.5 million, which was reduced by non-cash expenses of approximately $464,000 for depreciation and amortization, and increased in a net change in working capital of approximately $509,000.

Cash Flows from Investing Activities

During the years ended December 31, 2021 and 2020, we purchased property and equipment in the amount of approximately $218,000 and approximately $4,500 respectively.

Cash Flows from Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities of approximately $16.4 million included proceeds from our initial public offering in December, 2021 of approximately $16.3 million, net proceeds from notes payable of approximately $307,000, payments on our finance leases of approximately $75,000, repayments of notes payable of approximately $16,000 and repayments of notes payable to CTC, our principal stockholder, of $250,000. During the year ended December 31, 2020, net cash provided by financing activities of $1.5 million included proceeds from our majority shareholder of $1.6 million, proceeds from a PPP loan of approximately $322,000 and was offset by the repayment of notes payable of approximately $63,000, payments on our finance leases of approximately $260,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this annual report on Form 10-K, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We believe our most critical accounting policies and estimates relate to the following:

●	Revenue Recognition
●	Inventory
●	Lease Accounting

Revenue Recognition

We adopted ASC 606 – Revenue from Contracts with Customers using the modified retrospective transition approach. The core principle of ASC 606 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for exchange of those goods or services. Our updated accounting policies and related disclosures are set forth below, including the disclosure for disaggregated revenue. The impact of adopting ASC 606 was not material to the Consolidated Financial Statements.

Our revenue is recognized under Topic 606 in a manner that reasonably reflects the delivery of our services and products to customers in return for expected consideration and includes the following elements:

●	executed contracts with our customers that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	Allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

These five elements, as applied to each our revenue category, is summarized below:

Revenues from fixed price contracts that are still in progress at month end are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs for each contract. This method is used because management considers total costs to be the best available measure of progress on these contracts. Revenue from fixed price contracts and time-and-materials contracts that are completed in the month the work was started are recognized when the work is shipped. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as we satisfy a performance obligation.

Revenues from fixed price service contracts that contain provisions for milestone payments are recognized at the time of the milestone being met and payment received. This method is used because management considers that the payments are nonrefundable unless the entity fails to perform as promised. If the customer terminates the contract we are entitled only to retain any progress payments received from the customer and we have no further rights to compensation from the customer. Even though the payments made by the customer are nonrefundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate us for performance completed to date. Accordingly, we account for the progress under the contract as a performance obligation satisfied at a point in time. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as we satisfy a performance obligation.

Inventory

Inventory consists of work in progress and finished goods and consists of estimated revenue calculated on a percentage of completion based on direct labor and materials in relation to the total contract value. We do not maintain raw materials.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases in the balance sheet. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases with a lease term of 12 months or less at inception are not recorded on our balance sheet and are expensed on a straight-line basis over the lease term in our statement of operations.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (“Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIDUS SPACE, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sidus Space, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sidus Space, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2021

Lakewood, CO

April 4, 2022

SIDUS SPACE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash	$13,710,845	$20,162
Accounts receivable	130,856	166,450
Accounts receivable - related parties	443,282	175,769
Inventory	127,502	205,942
Prepaid and other current assets	1,595,099	14,294
Total current assets	16,007,584	582,617

Property and equipment, net	775,070	952,198
Operating lease right-of-use assets	504,811	297,555
Other	12,486	12,486
Total Assets	$17,299,951	$1,844,856

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and other current liabilities	$1,845,460	$260,191
Accounts payable and accrued interest - related party	588,797	-
Deferred revenue - related party	63,411	-
Due to shareholder	-	7,302,422
Notes payable	-	338,311
Notes payable - related party	1,000,000	-
Operating lease liability	261,674	121,613
Finance lease liability	50,927	73,184
Total Current Liabilities	3,810,269	8,095,721

Notes payable - non-current	1,120,051	-
Notes payable - related party - non-current	1,350,000	-
Operating lease liability - non-current	262,468	185,210
Finance lease liability - non-current	97,092	149,385
Total Liabilities	6,639,880	8,430,316

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding	-	-
Common stock: 110,000,000 authorized; $0.0001 par value
Class A common stock: 100,000,000 shares authorized; 6,574,040 and 0 shares issued and outstanding	657	-
Class B common stock: 10,000,000 shares authorized; 10,000,000 issued and outstanding	1,000	1,000

Additional paid-in capital	26,074,292	5,083,280
Accumulated deficit	(15,415,878)	(11,669,740)
Total Stockholders’ Equity (Deficit)	10,660,071	(6,585,460)
Total Liabilities and Stockholders’ Equity (Deficit)	$17,299,951	$1,844,856

The accompanying notes are an integral part of these consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2021	2020

Revenue	$789,400	$1,631,413
Revenue - related parties	619,324	175,769
Total Revenue	1,408,724	1,807,182
Cost of revenue	1,775,299	1,786,410
Gross profit (loss)	(366,575)	20,772

Operating expenses
Payroll expenses	1,503,236	905,012
Sales and marketing expenses	71,111	711,111
Lease Expense	253,311	159,122
Depreciation expense	34,767	41,521
Professional fees	335,604	19,216
General and administrative expense	948,928	274,654
Total operating expenses	3,146,957	1,553,909

Net loss from operations	(3,513,532)	(1,533,137)

Other income (expense)
Other income	-	10,000
Other expense	(504)	(1,500)
Interest expense	(42,882)	(18,269)
Interest expense – related party	(54,145)	-
Gain on forgiveness of PPP loan	633,830	-
Finance expense	(768,905)	-
Total other income (expense)	(232,606)	(9,769)

Loss before income taxes	(3,746,138)	(1,542,906)
Provision for income taxes	-	-
Net loss	$(3,746,138)	$(1,542,906)

Basic and diluted loss per Common Share	$(0.34)	$(0.15)

Basic and diluted weighted average number of common shares outstanding	11,161,181	10,000,000

The accompanying notes are an integral part of these Consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	-	$-	10,000,000	$1,000	$5,083,280	$(10,126,834)	$(5,042,554)

Net loss	-	-	-	-	-	(1,542,906)	(1,542,906)
Balance - December 31, 2020	-	$-	10,000,000	$1,000	$5,083,280	$(11,669,740)	$(6,585,460)

Class A common stock and warrant issued for cash	6,000,000	600	-	-	16,254,635	-	16,255,235
Class A common stock issued for service	200,000	20	-	-	199,980	-	200,000
Class A common stock issued for exercised cashless warrant	374,040	37	-	-	(37)	-	-
Warrant issued for finance expense	-	-	-	-	768,905	-	768,905
Debt forgiveness related party	-	-	-	-	3,767,529	-	3,767,529
Net loss	-	-	-	-	-	(3,746,138)	(3,746,138)
Balance - December 31, 2021	6,574,040	$657	10,000,000	$1,000	$26,074,292	$(15,415,878)	$10,660,071

The accompanying notes are an integral part of these Consolidated financial statements.

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(3,746,138)	$(1,542,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	200,000	-
Finance expense	768,905	-
Depreciation and amortization	394,968	466,836
Bad debt	618	-
Lease liability amortization	10,063	(2,466)
Gain on forgiveness of PPP loan	(633,830)	-
Changes in operating assets and liabilities:
Accounts receivable	32,907	143,710
Accounts receivable – related party	(267,513)	-
Inventory	78,440	(55,829)
Prepaid expenses and other assets	(1,580,805)	(11,757)
Accounts payable and accrued liabilities	1,605,399	(421,888)
Accounts payable and accrued liabilities – related party	588,797	(162,934)
Deferred revenue - related party	63,411	-
Net Cash (used in) Operating Activities	(2,484,778)	(1,587,234)

Cash Flows From Investing Activities:
Purchase of property and equipment	(217,840)	(4,508)
Net Cash used in Investing Activities	(217,840)	(4,508)

Cash Flows From Financing Activities:
Proceeds from issuance from common stock	16,255,235	-
Due to shareholder	171,272	1,555,931
Proceeds from notes payable	307,610	322,045
Repayment of notes payable	(16,266)	(63,426)
Payment of lease liabilities	(74,550)	(259,971)
Repayment of notes payable - related party	(250,000)	-
Net Cash provided by Financing Activities	16,393,301	1,554,579

Net change in cash	13,690,683	(37,163)
Cash, beginning of period	20,162	57,325
Cash, end of period	$13,710,845	$20,162

Supplemental cash flow information
Cash paid for interest	$6,713	$15,854
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Debt forgiveness	$3,767,530	$-
Note payable - related party issued exchange with due to shareholder	$4,000,000	$-
Finance lease asset	$-	$94,980
Initial recognition of right-of-use asset	$399,372	$-

The accompanying notes are an integral part of these Consolidated financial statements.

SIDUS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1. Organization and Description of Business

Organization

Sidus Space Inc. (“Sidus”, “we”, “us” or the “Company”), was formed as Craig Technologies Aerospace Solutions, LLC, in the state of Florida, on July 17, 2012. On April 16, 2021, the Company filed a Certificate of Conversion to register and incorporate with the state of Delaware and on August 13, 2021 changed the company name to Sidus Space, Inc.

Description of Business

The Company is a Space-as-a-Service company focused on commercial satellite design, manufacture, launch, and data collection with a vision to enable space flight heritage status for new technologies and deliver data and predictive analytics to both domestic and global customers. We have nine (9) years of commercial, military and government manufacturing experience combined with space qualification experience, existing customers and pipeline, and International Space Station (ISS) heritage hardware. We support Commercial Space, Aerospace, Defense, Underwater Marine and other commercial and government customers. Our services include Multidisciplinary Design Engineering, Precision CNC Machining and Fabrication, Swiss Screw Machining, American Welding Society (AWS) Certified Welding and Fabrication, Electrical and Electronic Assemblies, Wire Cable harness Fabrication, 3D Composite and Metal Printing, Satellite Manufacturing, Satellite Payload Integration and Operations Support, Satellite Deployment and Microgravity testing and Research. We are building an all-inclusive space-as-a-service platform for the global space economy. Carol Craig, the founder and CEO of Sidus, has also built her namesake firm Craig Technologies into a multi-million dollar revenues aerospace and defense contracting company recognized throughout the U.S. government and commercial space industries, backed with proven experience in catalyzing the design, development, and commercialization of new and innovative space technologies and services through aerospace and defense partnerships and collaborations. We are developing and plan to launch 100 kg (220-pound) satellites with available space to rapidly integrate customer sensors and technologies. By developing a plug-and-play operating system for space, we believe we can deliver customer sensors to orbit in months, rather than years. In addition, we intend on delivering high-impact data for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things. While our business has historically been centered on the design and manufacture of space hardware, our expansion into manufacture of spacecraft as well as on-orbit constellation management services and space data applications has led us to innovating in the area of space data applications. Each of these areas and initiatives addresses a critical component of our cradle-to-grave solution and value proposition for the space economy as a Space-as-a-Service company.

Note 2. Summary of Signification Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

Principles of Consolidation

The consolidated financial statements include the variable interest entity (“VIE”), Aurea Alas Limited (“Aurea”), of which we are the primary beneficiary. Aurea is a Limited company organized in the Isle of Man, which entered into a license agreement with a third party vendor, whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. All intercompany transactions and balances have been eliminated on consolidation.

For entities determined to be VIEs, an evaluation is required to determine whether the Company is the primary beneficiary. The Company evaluates its economic interests in the entity specifically determining if the Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance (“the power”) and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (“the benefits”). When making the determination on whether the benefits received from an entity are significant, the Company considers the total economics of the entity, and analyzes whether the Company’s share of the economics is significant. The Company utilizes qualitative factors, and, where applicable, quantitative factors, while performing the analysis.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations,, the fair value of and/or potential impairment of property and equipment; product life cycles; useful lives of our property and equipment; allowances for doubtful accounts; the market value of, and demand for, our inventory; fair value calculation of warrant; and the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns;. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2021 and 2020.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

During the years ended December 31, 2021 and 2020, the Company recorded bad debt of $618 and $0, respectively.

Inventory

Inventory consists of finished goods and work in progress, and consists of estimated revenue calculated on a percentage of completion based on direct labor and materials in relation to the total contract value. The Company does not maintain raw materials.

Property and Equipment

Property and equipment, consisting mostly of plant and machinery, motor vehicles and computer equipment, is recorded at cost reduced by accumulated depreciation and impairment, if any. Depreciation expense is recognized over the assets’ estimated useful lives of three - ten years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Fair Value Measurements

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At December 31, 2021 and 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Revenue Recognition

The Company adopted ASC 606 – Revenue from Contracts with Customers using the modified retrospective transition approach. The core principle of ASC 606 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for exchange of those goods or services. The Company’s updated accounting policies and related disclosures are set forth below, including the disclosure for disaggregated revenue. The impact of adopting ASC 606 was not material to the Consolidated Financial Statements.

Revenue from the Company is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	Allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

Revenues from fixed price contracts that are still in progress at month end are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs for each contract. This method is used because management considers total costs to be the best available measure of progress on these contracts. Revenue from fixed price contracts and time-and-materials contracts that are completed in the month the work was started are recognized when the work is shipped. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Revenues from fixed price service contracts that contain provisions for milestone payments are recognized at the time of the milestone being met and payment received. This method is used because management considers that the payments are nonrefundable unless the entity fails to perform as promised. If the customer terminates the contract, the Company is entitled only to retain any progress payments received from the customer and the Company has no further rights to compensation from the customer. Even though the payments made by the customer are nonrefundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate the Company for performance completed to date. Accordingly, the Company accounts for the progress under the contract as a performance obligation satisfied at a point in time. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Cost of revenue

Costs are recognized when incurred. Cost of revenue consists of direct labor, subcontract, materials, depreciation on machinery and equipment, and other direct costs.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2021 and 2020, respectively.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases with a lease term of 12 months or less at inception are not recorded on our balance sheet and are expensed on a straight-line basis over the lease term in our statement of operations.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2021 or December 31, 2020.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes pricing model

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible debt instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We adopted the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our financial statements.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We adopted the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 3. Variable Interest Entity

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary, and on August 26, 2020, the Company entered into a licensing agreement with Aurea. Aurea is a Limited company organized in the Isle of Man, which entered into a license agreement with a third party vendor, whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company is responsible for 100% of the operations of Aurea and derives 100% of the net profits or losses derived from the business operations. The assets, liabilities and the operations of Aurea from the date of inception (July 20, 2020), were included in the Company’s consolidated financial statements.

Through a declaration of trust, 100% of the voting rights of Aurea’s shareholders have been transferred to the Company so that the Company has effective control over Aurea and has the power to direct the activities of Aurea that most significantly impact its economic performance. There are no restrictions on the consolidated VIE’s assets and on the settlement of its liabilities and all carrying amounts of VIE’s assets and liabilities are consolidated with the Company’s financial statements.

If facts and circumstances change such that the conclusion to consolidate the VIE has changed, the Company shall disclose the primary factors that caused the change and the effect on the Company’s financial statements in the periods when the change occurs.

As of December 31, 2021 and 2020, Aurea’s assets and liabilities are as follows:

	December 31,	December 31,
	2021	2020
Assets
Cash	$67,754	$6,348
Prepaid and other current assets	10,585	4,593
	$78,339	$10,941

Liability
Accounts payable and other current liabilities	$63,091	$6,559

For the year ended December 31, 2021 and the period from inception (July 20, 2020) through December 31, 2020, Aurea’s net loss was $40,592 and $9,726, respectively.

Note 4. Property and Equipment

At December 31, 2021 and 2020, property and equipment consisted of the following:

	December 31,	December 31,
	2021	2020
Office equipment	$17,061	$17,061
Computer equipment	14,907	-
Vehicle	28,143	28,143
Software	93,012	80,362
Machinery	3,280,911	3,254,994
Leasehold improvements	198,645	184,890
Construction in progress	150,611	-
	3,783,290	3,565,450
Accumulated depreciation	(3,008,220)	(2,613,252)
Property and equipment, net of accumulated depreciation	$775,070	$952,198

Depreciation expense of property and equipment for the years ended December 31, 2021 and 2020 is $394,968 and $466,836, respectively.

During the years ended December 31, 2021 and 2020, the Company purchased assets of $217,840 and $4,508, respectively.

Note 5. Accounts payable and other current liabilities

At December 31, 2021 and 2020, Accounts payable and other current liabilities consisted of the following:

	December 31,	December 31,
	2021	2020

Accounts payable	$225,271	$63,044
Payroll liabilities	220,914	110,710
Credit cards	44,510	82,387
Other payable	23,016	1,635
Accrued interest	-	2,415
Insurance payable	1,331,749	-
	$1,845,460	$260,191

Note 6. Leases

Operating lease

We have a noncancelable operating lease entered into in November 2016 for our office facility that expires in July 2021. and has renewal options to May 2023. The monthly “Base Rent” is $10,392 and the Base Rent is increased by 2.5% each year. During the year ended December 31, 2021, the company exercised its option and extended the lease to May 31, 2023. As of December 31, 2021, the remaining right of use asset and lease liability was $178,408 and $185,210, respectively.

In May 2021, we entered into a new lease agreement for our office and warehouse space that expires in May 2024. The Company shall have the option to terminate the lease after 12 months and 24 months from the commencement date. The monthly “Base Rent” is $11,855.42 and the Base Rent may be increased by 2.5% each year. During the year ended December 31, 2021, the Company, on assumption of the lease, recognized a right of use asset and lease liability of $399,372. As of December 31, 2021, the remaining right of use asset and lease liability was $326,403 and $338,932, respectively.

We recognized total lease expense of approximately $213,534 and $138,474 for the years ended December 31, 2021 and 2020, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of December 31, 2021 and 2020, the Company recorded security deposit of $10,000.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at December 31, 2021 were as follows:

Total
Year Ended December 31,
2022	$280,090
2023	205,987
2024	63,835
Thereafter	-
549,912
Less: Imputed interest	(25,770)
Operating lease liabilities	524,142

Operating lease liability - current	261,674
Operating lease liability - non-current	$262,468

The following summarizes other supplemental information about the Company’s operating lease as of December 31, 2021:

Weighted average discount rate	4.64%
Weighted average remaining lease term (years)	2.06

Finance lease

The Company leases machinery and office equipment under non-cancellable finance lease arrangements. The term of those capital leases is at the range from 59 months to 83 months and annual interest rate is at the range from 4% to 6%.

At December 31, 2021, future minimum lease payments under the finance lease obligations, are as follows:

Total
2022	$56,638
2023	50,682
2024	15,732
2025	15,732
2026	22,286
Thereafter	-
161,070
Less: Imputed interest	(13,051)
Finance lease liabilities	148,019

Finance lease liability	50,927
Finance lease liability - non-current	$97,092

As of December 31, 2021 and 2020, finance lease assets are included in property and equipment as follows:

	December 31,	December 31,
	2021	2020
Machinery	$585,563	$888,783
Accumulated depreciation	(455,899)	(544,860)
Finance lease assets, net of accumulated depreciation	$129,664	$343,923

During the years ended December 31, 2021 and 2020, the Company recoded depreciation of finance lease assets of $147,435 and $166,676 and interest expense of finance lease of $8,393 and $13,770, respectively.

Note 7. Notes Payable

Decathlon Note

On December 1, 2021, we entered into a Loan Assignment and Assumption Agreement, or Loan Assignment, with Decathlon Alpha IV, L.P., or Decathlon and Craig Technical Consulting, Inc (“CTC”) pursuant to which we assumed $1,106,164 in loans (the “Decathlon Note”) to CTC by Decathlon. In connection with our assumption of the Decathlon Note, CTC reduced the principal of the Note Payable – related party by $1.4 million. The Company recorded a reclassification of $1,106,164 from Note Payable – related party to Note payable – non- current (Decathlon note) and recorded forgiveness of note payable – related party of $293,836. (See Note 8)

Management believes that the assumption of the Decathlon Note from CTC is in our best interests because in connection therewith, Decathlon released us from a cross-collateralization agreement it was a party to with CTC for a loan of a greater amount. Also in connection with the Loan Assignment on December 3, 2021, we entered into a Revenue Loan and Security Agreement, or RLSA, with Decathlon and our CEO, Carol Craig, pursuant to which we pay interest based on a minimum rate of 1 times the amount advanced and make monthly payments based on a percentage of our revenue calculated as an amount equal to the product of (i) all revenue for the immediately preceding month multiplied by (ii) the Applicable Revenue Percentage, defined as 4% of revenue for payments due during any month. The Decathlon Note is secured by our assets and is guaranteed by CTC and matures the earliest of: (i) December 9, 2023, (ii) immediately prior to a change of control, or (iii) upon an acceleration of the obligations due to a default under the RLSA. As a result, the Company recorded the forgives of note payable-related party of $293,836 and the reclass of $1,106,164 from Note Payable – related party to Note Payable.

During the year ended December 31, 2021, the Company recorded interest expense of $13,887, and as of December 31, 2021, the Company record principal amount of $1,106,164 and accrued interest of $13,887, a total of $1,120,051 on the balance sheet.

PPP Loan

On April 14, 2020, the Company borrowed a loan in the amount of $322,045 pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan contains events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven if used under program parameters for payroll, mortgage interest, and rent expenses. During the year ended December 31, 2020, the Company recorded interest expense of $2,415.

In February 2021, the U.S. Small Business Administration has remitted to the Lender the principal and interest for forgiveness of the Borrower’s PPP Loan.

On February 13, 2021, the Company borrowed a loan in the amount of $307,610 pursuant to the PPP Loan under the CARES Act. In September 2021, the U.S. Small Business Administration has remitted to the Lender the principal and interest for forgiveness of the Borrower’s PPP Loan. During the year ended December 31, 2021, the Company recorded interest expense of $1,760.

During the year ended December 31, 2021, the principal amount of $629,655 and accrued interest of $4,175 were forgiven.

Loan payable

The Company borrowed $297,250 to purchase machinery in May 2016 and repaid $16,266 and $63,426 for the years ended December 31, 2021 and 2020, respectively. The maturity date of this loan is in March 2021 and annual interest rate is 4.098%.

At December 31, 2021 and 2020, the Company had loan payable of $0 and $16,266, respectively.

Note 8. Related Party Transactions

Revenue and Accounts receivable

The Company recognized revenue of $619,324 and $175,769 for the years ended December 31, 2021 and 2020 and accounts receivable of $443,282 and $175,769 and deferred revenue of $63,411 and $0 as of December 31, 2021 and 2020, respectively, from contracts entered into by Craig Technical Consulting, Inc, its majority shareholder, and subcontracted to the Company for four customers.

Change to Accounts Payable and Due to shareholder

As of December 31, 2021 and 2020, the Company owed $588,797 and $7,302,422 to Craig Technical Consulting, Inc. On May 1, 2021, Craig Technical Consulting, Inc, our majority shareholder, forgave $3,473,693 in principal amount owed to it by the Company. The remaining $4 million was converted into a related party Note Payable. The forgiven debt was accounted for as contributed capital. The advance is unsecured, due on demand and non-bearing-interest.

Note payable – related party

On May 1, 2021, the Company converted $4 million advanced to the Company by Craig Technical Consulting, Inc., our principal shareholder, into a related party Note Payable. The remaining $ 3,473,693, that was advanced to the Company was forgiven and recorded as contributed capital. The principal balance of this Note outstanding (together with any accrued, but unpaid interest thereon) shall bear interest at a per annum interest rate equal to the long term Applicable Federal Rate (as such term is defined in Section 1274(d) of the Internal Revenue Code of 1986, as amended), and matures on September 30, 2025, and shall be repaid in the amount of $250,000 every quarter for four (4) years beginning on Oct 1, 2021. On September 30, 2021, the Company repaid $250,000.

On December 1, 2021, in connection with the assumption of the Decathlon Note, the Company reduced the principal of the Note Payable – related party by recording a reclassification of $1,106,164 from Note Payable – related party to Note payable – non- current (Decathlon note) and recorded forgiveness of note payable of $293,836. As of December 31, 2021, the Company had note payable – related party current of $1,000,000 and non-current of $1,350,000. During the year ended December 31, 2021, the Company recorded interest expense of $54,145. (See Note 7).

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party Majority Shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease, and may be terminated with 30 day’s notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. During the year ended December 31, 2021, the Company recorded $22,850.

Note 9. Commitments and Contingencies

Covid-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021 and December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary. On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the year ended December 31, 2021 the Company recorded payments of $110,000 in Other General and Administrative expenses.

Note 10. Stockholder’s Equity

Authorized Capital Stock

On August 31, 2021, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the State of Delaware to authorize the Company to issue 36,000,000 shares, consisting of 25,000,000 shares of Class A Common Stock, 10,000,000 shares of Class B Common Stock and 1,000,000 shares of Preferred Stock. The Class B Common Stock is entitled to 10 votes for every 1 vote of the Class A Common Stock.

On December 16, 2021, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the State of Delaware to authorize the Company to issue 115,000,000 shares, consisting of 100,000,000 shares of Class A Common Stock, 10,000,000 shares of Class B Common Stock and 5,000,000 shares of Preferred Stock. The Class B Common Stock is entitled to 10 votes for every 1 vote of the Class A Common Stock.

In April 2021, as part of the share conversion, the Company converted the 100% membership interest of Craig Technical Consulting, Inc. into 85,000 shares of Common Stock, par value $0.0001, of the Company. The Company has reflected this conversion for all periods presented.

Class A Common Stock

During August and September 2021, the Company sold 3,000,000 Class A shares of Common stock for $1.00 per share for aggregate proceeds of $2,694,335, net of fees and expenses.

On September 22, 2021, the Board of Directors approved an issuance of 200,000 shares of restricted Class A Common Stock to 2 employees valued at $200,000. The shares vested immediately upon the grant date.

On December 16, 2021, the Company sold 3,000,000 Class A shares of Common stock for $5.00 per share for aggregate proceeds of $13,560,900, net of fees and expenses.

During December 2021, the Company issued 374,040 Class A shares of Common stock for cashless warrant exercise.

The Company had 6,574,040 and 0 shares of Class A common stock issued and outstanding as of December 31, 2021 and 2020, respectively.

Class B Common Sock

On December 31, 2020, Mark Mikolajczyk assigned all his rights, title and 10% membership interest in the Company to Craig Technical Consulting, Inc.

In April 2021, as part of the share conversion, the Company converted the 100% membership interest of Craig Technical Consulting, Inc. into 85,000 shares of Common Stock, par value $0.0001, of the Company.

On August 16, 2021, all 85,000 shares of the previously issued and outstanding Common Stock, par value $0.0001 were exchanged for 10,000,000 shares of Class B Common Stock, par value $0.0001. All Class B common share and per share information in these financial statements retroactively reflect this share exchange.

The Company had 10,000,000 shares of Class B common stock issued and outstanding as of December 31, 2021 and 2020.

Warrants

During August, September and December 2021, the Company issued a total of 420,000 warrants for a period of five years at a price per share of $1.00 or $5.00 in connection with the common stock sold. Upon the issuance of the warrant as compensation of its services as an underwriter, the warrant was categorized as equity and the fair value of $768,905 was recorded as finance expense. During the year ended December 31, 2021, all warrants were fully exercised with cashless conversions and there were no warrants outstanding as of December 31, 2021.

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

Year ended
December 31,
2021
Expected term	5 years
Expected average volatility	43 - 69%
Expected dividend yield	-
Risk-free interest rate	0.77 - 1.21%

Note 11. Income tax

The Company has not made a provision for income taxes for the year ended December 31, 2021 and 2020, since the Company has the benefit of net operating losses in these periods and the Company changed from a limited liability partnership to a C corporation during 2021.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2021. The Company has incurred a net operating loss of $3,746,138, the net operating loss carry forwards will begin to expire in varying amounts from year 2034 subject to its eligibility as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code U.S. federal tax returns are closed by statute for years through 2013. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 3.5%, and the income tax net expense included in the consolidated statements of operations for the year ended December 31, 2021 and December 31, 2020 is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Loss for the year	$(3,746,138)	$(1,542,906)

Income tax (recovery) at statutory rate	$(786,700)	-
State income tax expense, net of federal tax effect	(131,100)	-
Permanent difference and other	-	-
Change in valuation allowance	917,800	-
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2021	2020

Non-operating loss carryforward	$917,800	$-
Valuation allowance	(917,800)	-
Net deferred tax asset	$-	$-

Note 12. Subsequent Events

Management evaluated all additional events subsequent to the balance sheet date and through the date the financial statements were available to be issued, and determined there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal controls over financial reporting, that were identified is:

a)	We did not have enough personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a part time, external Principal Financial Officer, 2 bookkeepers and external accounting consultants, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c)	Management’s report on internal control over financial reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021 for the reasons discussed above. We will continue to improve our disclosure controls and procedures and our internal controls over financial reporting, and anticipate resolving the stated weaknesses by the end of the third quarter of 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

Name	Age	Position
Carol Craig	54	Chairwoman and Chief Executive Officer
Scott Silverman	52	Chief Financial Officer
Jamie Adams	58	Chief Technology Officer and Director
Dana Kilborne	59	Director
Cole Oliver	43	Director
Miguel Valero	58	Director

The business background and certain other information about our directors and executive officers is set forth below.

Carol Craig. Ms. Craig is the founder of our company and has served as our Chief Executive Officer and Chairwoman since 2014. Ms. Craig is also the founder and Chief Executive Officer of Craig Technical Consulting, Inc., an engineering and technology company since 1999. Ms. Craig graduated from Knox College with a BA in Computer Science and a BS in Computer Science Engineering from University of Illinois. She also has a MS degree in Electrical and Computer Engineering from the University of Massachusetts at Amherst. She is currently pursuing a PhD in Systems Engineering at the Florida Institute of Technology. Carol is a former P-3 Orion Naval Flight Officer and one of the first women eligible to fly in combat. She has served on over 30 boards that include educational, aerospace and defense industry and non-profit organizations. Ms. Craig was selected to serve on our board of directors due to her extensive experience in the space industry and her relationships with key players in commercial space along with her position as CEO.

Scott Silverman. Mr. Silverman has served as our Chief Financial Officer since August 2021. Mr. Silverman has been the CEO of EverAsia Financial Group, Inc., a business and accounting consulting company, since September 2007. In addition, Mr. Silverman has been CFO of Healthsnap, Inc., a telehealth company, since September 2018. Mr. Silverman was previously the CFO of Riverside Miami, LLC, a restaurant and entertainment complex, since January 2019. From December 2018 to September 2020, Mr. Silverman was CFO of Jade Global Holdings, Inc., a jewelry and sales collectible company. Since 2019, Mr. Silverman has been a partner and Chief Financial Officer of VC Capital Management, LLC, a private equity and corporate management firm that focuses its investments in the hospitality, construction, real estate and healthcare sectors. Mr. Silverman is a member of the Board of Directors of China Xiangtai Food Co. Ltd. and is a director elect of Muliang Agritech, Inc.. He has a bachelor’s degree in finance from George Washington University and a Master’s degree in accounting from NOVA Southeastern University.

Jamie Adams. Mr. Adams has served as our Chief Technology Officer since September 2021 and appointed to our board in December 2021. Since June 2015, Mr. Adams has worked for Lockheed Martin, most recently focused on strategic research and development in Lockheed Martin’s Autonomous Systems Group and supported Lockheed Martin’s business areas and mission and fire control (MFC) lines of business programs developing autonomous systems technology in multiple domains (air, land, sea, and space). He joined Lockheed Martin after a distinguished career NASA and Boeing. Mr. Adams’ final assignment at NASA was serving as the Associate Division Chief of NASA Johnson Space Center (JSC) Software, Robotics, and Simulation, Engineering Division. Mr. Adams was selected to be a director based on his vast experience in the space industry and his relationships with key players in commercial and public space.

Dana Kilborne. Ms. Kilborne was appointed to our board of directors in December 2021. Ms. Kilborne has been the President and CEO of Cypress Bank & Trust since April 2018 and CEO of Cypress Capital Group since October 2019. She is also a director of both companies. In 2004, she founded another Florida based community bank as President and CEO and sold the company in January 2018. Ms. Kilborne has over thirty years of experience in the financial services industry in Florida. She served as a Director of the Federal Reserve Board of Atlanta Bank, Jacksonville Branch and currently serves on the corporate boards of HealthFirst, Inc., Florida Tech, and NCMIC. She is past Chair of the Economic Development Commission of the Space Coast, and of Holy Trinity Episcopal Academy, where she was also a volunteer teacher. She has served on the board of several community organizations including the East Coast Zoological Society, the Advisory Board of the Bisk College of Business at Florida Tech and many other local not for profit institutions. While in South Florida, she served on the Downtown Development Authority of West Palm Beach and Rosarian Academy and was awarded the Orchid Award by the mayor of West Palm Beach for her leadership in the community. Ms. Kilborne was selected to be a director based on her broad background in finance, accounting, entrepreneurship and governance.

Cole Oliver. Mr. Oliver was appointed to our board of directors in December 2021. Mr. Oliver has been an equity partner in the law firm of Rossway Swan Tierney Barry & Oliver since 2010. Prior to beginning in private practice, Mr. Oliver served as a federal law clerk to The Honorable John Antoon, II, United States District Court Middle District of Florida. Currently, Mr. Oliver sits on the Board of Directors for Cypress Capital Group and Cypress Bank & Trust. Additionally, Mr. Oliver remains an active member of the community, currently serving as a Governing Board Member of the St. Johns River Water Management District, a member of the Brevard County Charter Review Commission, and as the Treasurer of the Board of Directors for the Holy Trinity Episcopal Academy. Previously, Mr. Oliver has served as the President of the East Coast Zoological Society and as a Member of the Brevard County Economic Development Commission. He received his B.A. degree from Washington & Lee University as a history major and an MBA with a concentration in finance from Louisiana State University. Additionally, Mr. Oliver earned his J.D. degree from the University of Florida, graduating magna cum laude and serving as the Editor in Chief of the Florida Law review. Mr. Oliver was selected to serve on our board of directors due to his extensive legal experience and his involvement and understanding of the impact of the space industry on local, federal and global economies.

Miguel Valero. Mr. Valero was appointed to our board of directors in December 2021. Since August 2007, Mr. Valero has been managing partner with Détente LLC, a strategy and financial advisory firm that focuses on technology associated with telecommunications, satellites, and space. He has worked for Lockheed Martin, Boeing Satellite Systems (formerly Hughes Communications), and Motorola in various executive positions. Miguel holds a BSEE in electronics and telecommunications. Miguel was selected to serve on our board of directors due to his extensive experience in the space industry and his relationships with key players in commercial space.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Arrangements between Officers and Directors

Except as set forth in this Annual Report on Form 10-K, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which such officer or director was selected to serve as an officer or director of the Company.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Controlled Company Exception

CTC, in the aggregate, has more than 50% of the combined voting power for the election of directors. As a result, we are a “controlled company” within the meaning of the Nasdaq rules and may elect not to comply with certain corporate governance standards, including that: (i) a majority of our board of directors consists of “independent directors,” as defined under the Nasdaq rules; (ii) we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; (iii) we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (iv) we perform annual performance evaluations of the nominating and corporate governance and compensation committees. We have elected not to rely on the foregoing exemptions provided to controlled companies under the Nasdaq rules. Carol Craig, our Chairwoman and Chief Executive Officer, is the sole owner of CTC. See “Risk Factors—Risks Related to Our Relationship with Craig Technical Consulting, Inc.” for additional information.

Committees of Our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and its standing committees. We have a standing audit committee and compensation committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

Our audit committee is responsible for, among other things:

●	Approving and retaining the independent auditors to conduct the annual audit of our financial statements;

●	reviewing the proposed scope and results of the audit;

●	reviewing and pre-approving audit and non-audit fees and services;

●	reviewing accounting and financial controls with the independent auditors and our financial and accounting staff;

●	reviewing and approving transactions between us and our directors, officers and affiliates;

●	establishing procedures for complaints received by us regarding accounting matters;

●	overseeing internal audit functions, if any; and

●	preparing the report of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our audit committee consists of Dana Kilborne, Cole Oliver and Miguel Valero, with Ms. Kilborne serving as chair. Our board of directors has affirmatively determined that Ms. Kilborne and Messrs. Oliver and Valero each meet the definition of “independent director” under the Nasdaq rules, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Ms. Kilborne qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors adopted a written charter for the audit committee, which is available on our principal corporate website at www.sidusspace.com.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and recommending the compensation arrangements for management, including the compensation for our president and chief executive officer;

●	establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administering our stock incentive plans; and

●	preparing the report of the compensation committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our compensation committee will consist of Dana Kilborne, Cole Oliver and Miguel Valero, with Mr. Valero serving as chair. Our board has determined that Ms. Kilborne and Messrs. Oliver and Valero are independent directors under Nasdaq rules. Our board of directors adopted a written charter for the compensation committee, which will be available on our principal corporate website at www.sidusspace.com.

Nominating and Governance

The members of our nominating and governance committee are Dana Kilborne, Cole Oliver and Miguel Valero. Mr. Oliver serves as the chairperson of the committee. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee is responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the board by reviewing nominees for election to the board submitted by stockholders and recommending to the board director nominees for each annual meeting of stockholders and for election to fill any vacancies on the board, (ii) advising the board with respect to board organization, desired qualifications of board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies, (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance, (iv) overseeing compliance with our code of ethics, and (v) approving any related party transactions.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) includes the solicitation of ideas for possible candidates from a number of sources—members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2021, we believe that our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2021.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is filed as an exhibit to this Annual Report on Form 10-K and is posted on our website, www.sidusspace.com. We intend to post on our website all disclosures that are required by law or Nasdaq rules concerning any amendments to, or waivers from, any provision of the code.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and our other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2021.

Name and Principal Position	Year	Salary ($)		All Other Compensation ($)	Total ($)

Carol Craig	2021	$31,519	(1)	-	$31,519
President & Chief Executive Officer

(1)	Carol Craig, our founder and CEO, waived salary compensation from inception through December 31, 2020. On September 15, 2021, Ms. Craig began receiving compensation in the amount of $125,000 per year.

Outstanding Equity Awards at December 31, 2021

There were no equity awards held by our named executive officer[s] as of December 31, 2021.

Non-Employee Director Compensation

We did not compensate our non-employee directors for their service during the fiscal year ended December 31, 2021.

We plan to compensate our non-employee directors for their service to the Company.

Employment Agreements

In December 2021, we entered into an employment agreement with Ms. Craig, pursuant to which Ms. Craig serves as our Founder and Chief Executive Officer. Ms. Craig’s employment agreement provides for an annual base salary of $125,000 and provides that Ms. Craig will be eligible for an annual discretionary bonus, with a target equal to 100% of her base salary, based on the achievement of certain performance objectives established by our Board of Directors. Ms. Craig’s employment agreement contains standard non-competition and non-solicitation provisions. Ms. Craig is also eligible to receive additional equity-based compensation awards as the Company may grant from time to time. Ms. Craig’s employment agreement further provides for standard expense reimbursement, vacation time and other standard executive benefits.

Pursuant to Ms. Craig’s employment agreement, in the event her employment is terminated without cause, due to a non-renewal by the Company, or if she resigns for “good reason” (in each case, other than within twelve (12) months following a change in control), Ms. Craig is entitled to (i) a cash payment equal to five (5) times the sum of her (x) annual base salary and (y) target bonus in effect on her last day of employment; (ii) continuation of health benefits for a period of 24 months; (iii) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (iv) a lump sum payment equal to the amount of annual bonus that was accrued through the date of termination for the year in which employment ends; and (v) subject to Ms. Craig’s compliance with her restrictive covenants, the outstanding and unvested portion of any time-vesting equity award that would have vested during the one (1) year period following Ms. Craig’s termination had she remained an employee shall automatically vest upon his termination date.

In the event that Ms. Craig’s employment is terminated due to her death or disability, she will be entitled to receive (i) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (ii) a lump sum payment equal to the amount of annual bonus that was accrued for the year in which employment ends; and (iii) the acceleration and vesting in full of any then outstanding and unvested portion of any time-vesting equity award granted to her by the Company.

In the event that Ms. Craig’s employment is terminated due to her non-renewal or resignation without “good reason,” she will be entitled to receive a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination.

In the event that Ms. Craig’s employment is terminated by the Company without cause, due to non-renewal by the Company, or if she resigns for “good reason,” in each case within twelve (12) months following a change in control, Ms. Craig is entitled to (i) a cash payment equal to ten (10) times the sum of her (x) annual base salary and (y) target bonus in effect on her last day of employment; (ii) continuation of health benefits for a period of 24 months; (iii) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (iv) a lump sum payment equal to the amount of annual bonus that was accrued for the year in which employment ends prior to the date of termination; and (v) the acceleration and vesting in full of any then outstanding and unvested portion of any time-vesting equity award granted to her by the Company.

Consulting Agreement

On August 21, 2021, we entered into a consulting agreement with EverAsia Financial Group, Inc. pursuant to which Scott Silverman is engaged as our Chief Financial Officer at a rate of $7,500 per month. The term of the agreement is for one (1) year and shall automatically renew for three (3) month renewal terms after the first year. The renewal term can be terminated by us or Mr. Silverman upon 30 days written notice to the other party. In the event of non-payment, Mr. Silverman shall have the right to terminate the agreement upon 15 days notice. In the event we terminate the agreement without cause, Mr. Silverman shall be paid any and all unpaid expenses and an early termination fee equal to two (2) months of consulting fees. In the event Mr. Silverman is terminated for cause, we shall pay him all consulting fees and unpaid expenses due and payable through the date of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2022 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 31, 2022, pursuant to the exercise of options or warrants or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 6,200,000 and 10,000,000 shares of Class A common stock and Class B common stock, issued and outstanding, respectively, as of March 31, 2022.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Sidus Space, Inc., 150 N. Sykes Creek Parkway, Suite 200, Merritt Island, Florida 32953.

Name of Beneficial Owner	Number of Shares of Class A Beneficially Owned	Number of Shares of Class B Beneficially Owned	Percentage of Common Stock Beneficially Owned

Directors and Executive Officers:
Carol Craig(1)	-	10,000,000		94.2
Jamie Adams	-
Dana Kilborne	-
Cole Oliver	-
Miguel Valero	-
Directors and Executive Officers as a group (5 persons)	-	10,000,000		94.2

5% or Greater Stockholders:
Craig Technical Consulting, Inc.	-	10,000,000	96.9	94.2

(1)	Carol Craig is the sole owner of Craig Technical Consulting, Inc. and has beneficial ownership of the Class B shares of common stock held by Craig Technical Consulting, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	-	-	1,250,000
Equity compensation plans not approved by security holder	-	-	-
Total	-		1,250,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2021 and December 31, 2020 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Our corporate headquarters is located at 150 N. Sykes Creek Parkway, Suite 200 Merritt Island, Florida 32953. We occupy facilities totaling approximately 3500 square feet under a sublease from Craig Technical Consulting, Inc., a principal stockholder and an entity owned and controlled by our Chief Executive Officer, Carol Craig (“CTC”), pursuant to a commercial sublease agreement (the “Lease Agreement”), dated August 1, 2021. The Lease Agreement currently has a 2-year term, with no options to renew. We currently pay $4,570.07 per month plus applicable sales and use tax, which is currently 6.5% in Brevard County.

As of December 31, 2021 and 2020, we owed $0 and $7,302,422, respectively, to CTC, our principal stockholder, for cash advances made to us. The advances are unsecured, due on demand and non-bearing-interest.

As of December 31, 2021 and 2020, we owed CTC $588,797 and $0, respectively, in Accounts Payable and accrued interest – related party for work that we subcontracted to CTC to complete.

As of December 31, 2021 and 2020 CTC owed us $443,282 and $175,769 in Accounts Receivable – related party for work that CTC subcontracted to us to complete.

On May 1, 2021, CTC forgave $3,473,693 in principal amount owed to it by us and converted the remaining $4 million into a Note Payable – related party. The forgiven debt was accounted for as contributed capital. The principal balance of this Note outstanding (together with any accrued, but unpaid interest thereon) shall bear interest at a per annum interest rate equal to the long term Applicable Federal Rate (as such term is defined in Section 1274(d) of the Internal Revenue Code of 1986, as amended), and matures on September 30, 2025, and shall be repaid in the amount of $250,000 every quarter for four (4) years beginning on Oct 1, 2021.

On December 1, 2021, we entered into a Loan Assignment and Assumption Agreement, or Loan Assignment, with Decathlon Alpha IV, L.P., or Decathlon and CTC pursuant to which we assumed $1,106,164 in loans (the “Decathlon Note”) to CTC by Decathlon. In connection with our assumption of the Decathlon Note, CTC reduced the principal of our Note Payable – related party by $1.4 million. We recorded a reclassification of $1,106,164 from Note Payable – related party to Note payable – non- current (Decathlon note) and recorded forgiveness of note payable – related party of $293,836. The forgiveness was accounted for as contributed capital.

Also in connection with the Loan Assignment on December 1, 2021, we entered into a Revenue Loan and Security Agreement, or RLSA, with Decathlon and our CEO, Carol Craig, pursuant to which we pay interest based on a minimum rate of 1 times the amount advanced and make monthly payments based on a percentage of our revenue calculated as an amount equal to the product of (i) all revenue for the immediately preceding month multiplied by (ii) the Applicable Revenue Percentage, defined as 4% of revenue for payments due during any month. The Decathlon Note is secured by our assets and is guaranteed by CTC and matures the earliest of: (i) December 9, 2023, (ii) immediately prior to a change of control, or (iii) upon an acceleration of the obligations due to a default under the RLSA.

Related Person Transaction Policy

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or 1% of our total assets at year-end. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Independence of the Board of Directors

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Dana Kilborne, Cole Oliver and Miguel Valero are each an “independent director,” as defined under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by as described below:

	2021	2020

Audit fees	$50,000	$37,500
Tax fees	18,840	2,912
Total	$68,840	$40,412

Audit Fees: These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and services that are normally provided in connection with statutory and regulatory filing or engagement.

Tax Fees: Fees for tax services were $18,840 and $2,912- for the years ended December 31, 2021 and 2020, respectively. These are fees for professional services performed with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2021 and 2020 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 24, 2021 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 16, 2021
3.4	Amended and Restated Bylaws
4.1+	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
4.2	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Sidus Space, Inc. 2021 Omnibus Equity Incentive Plan
10.2	Revenue Loan and Security Agreement dated December 1, 2021 by and among Sidus Space, Inc., Carol Craig and Decathlon Alpha IV, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.3	Loan Assignment and Assumption Agreement dated December 1, 2021 by and between Decathlon Alpha IV, L.P., Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.4	Loan Agreement dated May 1, 2021 by and between Sidus Space, Inc. and Craig Technical Consulting, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)

10.5	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.6	Lease Agreement dated as of November 29, 2016 between 400 W. Central LLC and Craig Technologies Properties, LLC (assigned to Sidus Space, Inc.) (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.7	Lease Agreement dated as of May 21, 2021 between 400 W. Central LLC and Sidus Space, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021).
10.8	Commercial Sublease Agreement dated August 1, 2021 by and between Sykes Creek Limited Partnership, Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.9#	NASA Contract Award dated November 5, 2018 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.10+	Employment Agreement between Sidus Space, Inc. and Carol Craig dated December 16, 2021
10.11	Consulting Agreement between Sidus Space, Inc. and EverAsia Financial Group, Inc. dated August 21, 2021 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
14.1	Code of Business Conduct and Ethics
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
23.1	Consent of BF Borgers CPA PC.
24	Power of Attorney (included on signature page hereto).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

+ Management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 4 day of April, 2022.

SIDUS SPACE, INC.

/s/ Carol Craig
Carol Craig
Chief Executive Officer (Principal Executive Officer) and Chairwoman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Carol Craig as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carol Craig	Chief Executive Officer (Principal Executive Officer) and Chairwoman	April 4, 2022
Carol Craig

/s/ Scott Silverman	Chief Financial Officer	April 4, 2022
Scott Silverman	(Principal Financial and Accounting Officer) and Director

/s/ Jamie Adams	Chief Technology Officer and Director	April 4, 2022
Jamie Adams

/s/ Dana Kilborne	Director	April 4, 2022
Dana Kilborne

/s/ Cole Oliver	Director	April 4, 2022
Cole Oliver

/s/ Miguel Valero	Director	April 4, 2022
Miguel Valero

