Form 10-Q
period 2022-03-31
Sidus Space Inc.
filed 2022-05-13
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission File Number: 001-41154

SIDUS SPACE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-0628183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Sykes Creek Parkway, Suite 200, Merritt Island, FL	92953
(Address of principal executive offices)	(Zip Code)

(321) 613-5620

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	SIDU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding as of May 13, 2022 was 16,874,040.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	our ability to compete in the global space industry;

●	our ability to obtain and maintain intellectual property protection for our current products and services;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against these claims;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing products or services that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from lawsuits against us and the potential for these lawsuits to cause us to limit our commercialization of our products and services;

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may contain estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. We obtained the industry and market data in this annual report on Form 10-Q from our own research as well as from industry and general publications, surveys and studies conducted by third parties. This data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty, including those discussed in “Risk Factors.” We caution you not to give undue weight to such projections, assumptions, and estimates. Further, industry and general publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these publications, studies, and surveys are reliable, we have not independently verified the data contained in them. In addition, while we believe that the results and estimates from our internal research are reliable, such results and estimates have not been verified by any independent source.

ITEM 1. FINANCIAL STATEMENTS.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$10,419,648	$13,710,845
Accounts receivable	825,026	130,856
Accounts receivable - related parties	808,294	443,282
Inventory	158,774	127,502
Contract Assets	60,932	-
Prepaid and other current assets	2,015,601	1,595,099
Total current assets	14,288,275	16,007,584

Property and equipment, net	1,211,123	775,070
Operating lease right-of-use assets	442,243	504,811
Other	12,486	12,486
Total Assets	$15,954,127	$17,299,951

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other current liabilities	$1,922,237	$1,845,460
Accounts payable and accrued interest - related party	604,159	588,797
Contract liabilities	60,932	-
Contract Liabilities - related party	-	63,411
Notes payable - related party	1,000,000	1,000,000
Operating lease liability	266,526	261,674
Finance lease liability	51,070	50,927
Total Current Liabilities	3,904,924	3,810,269

Notes payable - non-current	1,132,220	1,120,051
Notes payable - related party - non-current	1,100,000	1,350,000
Operating lease liability - non-current	193,830	262,468
Finance lease liability - non-current	84,436	97,092
Total Liabilities	6,415,410	6,639,880

Commitments and contingencies

Stockholders’ Equity
Preferred Stock: 1,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding	-	-
Common stock: 35,000,000 authorized; $0.0001 par value
Class A common stock: 25,000,000 shares authorized; 6,874,040 and 6,574,040 shares issued and outstanding, respectively	687	657
Class B common stock: 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	27,283,262	26,074,292
Accumulated deficit	(17,746,232)	(15,415,878)
Total Stockholders’ Equity	9,538,717	10,660,071
Total Liabilities and Stockholders’ Equity	$15,954,127	$17,299,951

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$1,360,388	$111,847
Revenue - related parties	438,947	41,289
Total - revenue	1,799,335	153,136
Cost of revenue	820,998	287,676
Gross profit (loss)	978,337	(134,540)

Operating expenses
Payroll expenses	751,198	220,372
Sales and marketing expenses	90,461	47,729
Lease expense	84,999	37,655
Depreciation expense	21,091	7,584
Professional fees	1,322,292	10,591
General and administrative expense	972,742	61,243
Total operating expenses	3,242,783	385,174

Net loss from operations	(2,264,446)	(519,714)

Other income (expense)
Other expense	-	(430)
Interest expense	(65,908)	(3,645)
Gain on forgiveness of PPP loan	-	324,460
Total other income (expense)	(65,908)	320,385

Loss before income taxes	(2,330,354)	(199,329)
Provision for income taxes	-	-
Net loss	$(2,330,354)	$(199,329)

Basic and diluted loss per Common Share	$(0.14)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	16,600,707	10,000,000

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2022

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	6,574,040	$657	10,000,000	$1,000	$26,074,292	$(15,415,878)	$10,660,071

Common stock issued for services	300,000	30	-	-	1,208,970	-	1,209,000
Net loss	-	-	-	-	-	(2,330,354)	(2,330,354)
Balance - March 31, 2022	6,874,040	$687	10,000,000	$1,000	$27,283,262	$(17,746,232)	$9,538,717

For the Three Months Ended March 31, 2021

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2020	-	$-	10,000,000	$1,000	$5,083,280	$(11,669,740)	$10,660,071

Net loss	-	-	-	-	-	(199,329)	(199,329)
Balance - March 31, 2021	-	$-	10,000,000	$1,000	$5,083,280	$(11,869,069)	$10,460,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(2,330,354)	$(199,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,209,000	-
Depreciation and amortization	105,211	97,635
Amortization of ROU Asset	(1,218)	(617)
Gain on forgiveness of PPP loan	-	(324,460)
Changes in operating assets and liabilities:
Accounts receivable	(694,170)	(51,205)
Accounts receivable - related party	(365,012)	175,769
Inventory	(31,272)	92,260
Contract Assets	(60,932)	-
Prepaid expenses and other assets	(420,502)	(1,361)
Accounts payable and accrued liabilities	123,573	(37,468)
Accounts payable and accrued liabilities - related party	15,362	-
Contract liabilities	60,932
Deferred revenue	(63,411)	-
Net Cash used in Operating Activities	(2,452,793)	(248,776)

Cash Flows From Investing Activities:
Purchase of property and equipment	(541,264)	-
Net Cash used in Investing Activities	(541,264)	-

Cash Flows From Financing Activities:
Proceeds from notes payable	-	307,610
Repayment of notes payable	(34,627)	(16,266)
Payment of lease liabilities	(12,513)	(29,691)
Repayment of notes payable - related party	(250,000)	-
Net Cash provided by (used in) Financing Activities	(297,140)	261,653

Net change in cash	(3,291,197)	12,877
Cash, beginning of period	13,710,845	20,162
Cash, end of period	$10,419,648	$33,039

Supplemental cash flow information
Cash paid for interest	$1,949	$2,582
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SIDUS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

We are building an all-inclusive space-as-a-service platform for the global space economy. Carol Craig, the founder and CEO of Sidus, has also built her namesake firm Craig Technologies into a multi-million-dollar revenues aerospace and defense contracting company recognized throughout the U.S. government and commercial space industries, backed with proven experience in catalyzing the design, development, and commercialization of new and innovative space technologies and services through aerospace and defense partnerships and collaborations. We are developing and plan to launch 100 kg (220-pound) satellites with available space to rapidly integrate customer sensors and technologies. By developing a plug-and-play operating system for space, we believe we can deliver customer sensors to orbit in months, rather than years. In addition, we intend on delivering high-impact data for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things. While our business has historically been centered on the design and manufacture of space hardware, our expansion into manufacture of spacecraft as well as on-orbit constellation management services and space data applications has led us to innovating in the area of space data applications. Each of these areas and initiatives addresses a critical component of our cradle-to-grave solution and value proposition for the space economy as a Space-as-a-Service company.

Note 2. Summary of Signification Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2021, contained in the Company’s Form 10-K filed on April 5, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of our Company and the variable interest entity (“VIE”), Aurea Alas Limited (“Aurea”), of which we are the primary beneficiary. All intercompany transactions and balances have been eliminated on consolidation.

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

Revenues from fixed price service contracts that contain provisions for milestone payments are recognized at the time of the milestone being met and payment received. This method is used because management considers that the payments are non-refundable unless the entity fails to perform as promised. If the customer terminates the contract we are entitled only to retain any progress payments received from the customer and we have no further rights to compensation from the customer. Even though the payments made by the customer are non-refundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate us for performance completed to date. Accordingly, we account for the progress under the contract as a performance obligation satisfied at a point in time. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as we satisfy a performance obligation.

Contract Assets & Contract Liabilities

The amounts included within contract assets and contract liabilities are related to the company’s long-term construction contracts. Retainage for which the company has an unconditional right to payment that is only subject to the passage of time is classified as contracts receivable. Retainage subject to conditions other than the passage of time are included in contract assets and contract liabilities on a net basis at the individual contract level. Contract assets represent revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts. Contract liabilities represent the company’s obligation to perform on uncompleted contracts with customers for which the company has received payment or for which contracts receivable are outstanding.

Property and Equipment

Property and equipment, consisting mostly of plant and machinery, motor vehicles, computer equipment and capitalized research and development equipment, is recorded at cost reduced by accumulated depreciation and impairment, if any. Depreciation expense is recognized over the assets’ estimated useful lives of three - ten years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At March 31, 2022 and December 31, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Note 3. Variable Interest Entity

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary, and on August 26, 2020, the Company entered into a licensing agreement with Aurea. Aurea is a limited company organized in the Isle of Man, which entered into a license agreement with a third-party vendor, whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company is responsible for 100% of the operations of Aurea and derives 100% of the net profits or losses derived from the business operations. The assets, liabilities and the operations of Aurea from the date of inception (July 20, 2020), are included in the Company’s consolidated financial statements.

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

As of March 31, 2022 and December 31, 2021, Aurea’s assets and liabilities are as follows;

	March 31,	December 31,
	2022	2021
Assets
Cash	$41,029	$67,754
Prepaid and other current assets	9,593	10,585
	$50,622	$78,339

Liability
Accounts payable and other current liabilities	$22,481	$63,091

For the three months ended March 31, 2022 and 2021, Aurea’s net loss was $32,107 and $63, respectively.

Note 4. Prepaid expense and Other current assets

As of March 31, 2022 and December 31, 2021, prepaid expense and other current assets are as follows;

	March 31,	December 31,
	2022	2021

Prepaid insurance	$1,105,466	$1,520,016
Other prepaid expense	904,135	68,178
VAT receivable	6,000	6,905
	$2,015,601	$1,595,099

During the three months ended March 31, 2022 and 2021, the Company recorded interest expense of $5,875 and $0 related to financing of our prepaid insurance policies.

Note 5. Inventory

As of March 31, 2022 and December 31, 2021, inventory is as follows:

	March 31,	December 31,
	2022	2021

Work in Process	$158,774	$127,502
	$158,774	$127,502

Note 6. Property and Equipment

At March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Office equipment	$17,061	$17,061
Computer equipment	14,907	14,907
Vehicle	28,143	28,143
Software	93,012	93,012
Machinery	3,280,911	3,280,911
Leasehold improvements	322,501	198,645
Capitalized R&D cost	529,469	-
Construction in progress	38,552	150,611
	4,324,556	3,783,290
Accumulated depreciation	(3,113,433)	(3,008,220)
Property and equipment, net of accumulated depreciation	$1,211,123	$775,070

Depreciation expense of property and equipment for the three months ended March 31, 2022 and 2021 is $105,211 and $97,635, respectively, of which $84,120 and $90,051, respectively, are included in cost of revenue.

During the three months ended March 31, 2022 and 2021, the Company purchased assets of $541,264 and $0.

Note 7. Accounts payable and other current liabilities

At March 31, 2022 and December 31, 2021, Accounts payable and other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021

Accounts payable	$446,413	$225,271
Payroll liabilities	359,445	220,914
Credit cards	76,558	44,510
Other payable	107,597	23,016
Insurance payable	932,224	1,331,749
	$1,922,237	$1,845,460

Note 8. Contract assets and liabilities

At March 31, 2022 and December 31, 2021, contract assets and contract liabilities consisted of the following:

Contract assets	March 31,	December 31,
	2022	2021

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset), excluding retainage	$-	$-
Retainage included in contract assets due to being conditional on something other than solely passage of time	60,932	-
Total contract assets	$60,932	$-

Contract liabilities	March 31,	December 31,
	2022	2021

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	60,932	-
Total contact liabilities	$60,932	$-

Note 9. Leases

Operating lease

We have a noncancelable operating lease entered into in November 2016 for our office facility that expired in July 2021. and has renewal options to May 2023. The monthly “Base Rent” is $10,392 and the Base Rent is increased by 2.5% each year. During the year ended December 31, 2021, the Company exercised its option and extended the lease to May 31, 2023. As of March 31, 2022, the remaining right of use asset and lease liability was $147,766 and $153,951, respectively.

In May 2021, we entered into a new lease agreement for our office and warehouse space that expires in May 2024. The Company shall have the option to terminate the lease after 12 months and 24 months from the commencement date. The monthly “Base Rent” is $11,855.42 and the Base Rent may be increased by 2.5% each year. During the year ended December 31, 2021, the Company, on assumption of the lease, recognized a right of use asset and lease liability of $399,372. As of March 31, 2022, the remaining right of use asset and lease liability was $294,477 and $306,405, respectively.

We recognized total lease expense of approximately $84,999 and $32,468 for the three months ended March 31, 2022 and 2021, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of March 31, 2022 and December 31, 2021, the Company recorded security deposit of $10,000.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at March 31, 2022 were as follows:

Total
Year Ended December 31,
2022	$210,550
2023	205,987
2024	63,835
Thereafter	-
480,372
Less: Imputed interest	(20,016)
Operating lease liabilities	460,356

Operating lease liability - current	266,526
Operating lease liability - non-current	$193,830

The following summarizes other supplemental information about the Company’s operating lease as of March 31, 2022:

Weighted average discount rate	4.64%
Weighted average remaining lease term (years)	1.82

Finance lease

The Company leases machinery and office equipment under non-cancellable finance lease arrangements. The term of those capital leases is at the range from 59 months to 83 months and annual interest rate is at the range from 4% to 5%.

At March 31, 2022, future minimum lease payments under the finance lease obligations, are as follows:

Future minimum lease payments under financing leases
Total
2022	$42,479
2023	50,682
2024	15,732
2025	15,732
2026	15,732
Thereafter	6,554
146,911
Less: Imputed interest	(11,405)
Finance lease liabilities	135,506

Finance lease liability	51,070
Finance lease liability - non-current	$84,436

As of March 31, 2022 and December 31, 2021, finance lease assets are included in property and equipment as follows:

	March 31,	December 31,
	2022	2021
Machinery	$585,563	$585,563
Accumulated depreciation	(484,582)	(455,899)
Finance lease assets, net of accumulated depreciation	$100,981	$129,664

During the three months ended March 31, 2022 and 2021, the Company recorded depreciation of finance lease assets of $28,683 and $29,278 and interest expense of finance lease of $1,647 and $2,471, respectively.

Note 10. Notes Payable

Decathlon Note

On December 1, 2021, we entered into a Loan Assignment and Assumption Agreement, or Loan Assignment, with Decathlon Alpha IV, L.P., or Decathlon and Craig Technical Consulting, Inc (“CTC”) pursuant to which we assumed $1,106,164 in loans (the “Decathlon Note”) to CTC by Decathlon. In connection with our assumption of the Decathlon Note, CTC reduced the principal of the Note Payable – related party by $1.4 million. The Company recorded a reclassification of $1,106,164 from Note Payable – related party to Note payable – non- current (Decathlon note) and recorded forgiveness of note payable – related party of $293,836 during the year ended December 31, 2021.

Management believes that the assumption of the Decathlon Note from CTC is in our best interests because in connection therewith, Decathlon released us from a cross-collateralization agreement it was a party to with CTC for a loan of a greater amount. Also in connection with the Loan Assignment on December 3, 2021, we entered into a Revenue Loan and Security Agreement, or RLSA, with Decathlon and our CEO, Carol Craig, pursuant to which we pay interest based on a minimum rate of 1 times the amount advanced and make monthly payments based on a percentage of our revenue calculated as an amount equal to the product of (i) all revenue for the immediately preceding month multiplied by (ii) the Applicable Revenue Percentage, defined as 4% of revenue for payments due during any month. The Decathlon Note is secured by our assets and is guaranteed by CTC and matures the earliest of: (i) December 9, 2023, (ii) immediately prior to a change of control, or (iii) upon an acceleration of the obligations due to a default under the RLSA. As a result, the Company recorded the forgiveness of note payable-related party of $293,836 and the reclass of $1,106,164 from Note Payable – related party to Note Payable.

During the three months ended March 31, 2022, the Company recorded interest expense of $46,796 and repaid principal of $34,627 and as of March 31, 2022 and December 31, 2021, the Company recorded principal and accrued interest of $1,132,220 and $1,120,051 on the balance sheet, respectively.

Note 11. Related Party Transactions

Revenue and Accounts receivable – Related Party

The Company recognized revenue of $438,947 and $41,289 for the three months ended March 31, 2022 and 2021, respectively, accounts receivable of $808,294 and $443,282, respectively, and contract liabilities of $0 and $63,411 as of March 31, 2022 and December 31, 2021, respectively, from contracts entered into by Craig Technical Consulting, Inc, its majority shareholder, and subcontracted to the Company for four customers.

Accounts payable and accrued interest – related party

At March 31, 2022 and December 31, 2021, Accounts payable and accrued interest, consisted of the following:

	March 31,	December 31,
	2022	2021

Accounts payable	$538,726	$534,652
Insurance payable	65,433	54,145
	$604,159	$588,797

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

On December 1, 2021, in connection with the assumption of the Decathlon Note, the Company reduced the principal of the Note Payable – related party by recording a reclassification of $1,106,164 from Note Payable – related party to Note payable – non- current (Decathlon note) and recorded forgiveness of note payable of $293,836. As of March 31, 2022 and December 31, 2021, the Company had note payable – related party current of $1,000,000 and non-current of $1,100,000 and $1,350,000, respectively. During the three months ended March 31, 2022, the Company recorded interest expense of $11,288. As of March 31, 2022, the Company recorded accrued interest of $65,433 which is included in accounts payable and accrued interest - related party.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party Majority Shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. During the three months ended March 31, 2022, the Company recorded $13,984 to lease expense.

Note 12. Commitments and Contingencies

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 4). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021.

Note 13. Stockholders’ Equity

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

Class A Common Stock

The Company had 6,874,040 and 6,574,040 shares of Class A common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022, the Company issued 300,000 restricted shares for consulting services valued at $1,209,000, pursuant to the Sidus Space, Inc. 2021 Omnibus Equity Incentive Plan.

Class B Common Stock

The Company had 10,000,000 shares of Class B common stock issued and outstanding as of March 31, 2022 and December 31, 2021.

Note 14. Subsequent Events

Management evaluated all events subsequent to the balance sheet date and through the date the financial statements were available to be issued, and determined there have been no events that have occurred that would require adjustment to our disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements And Industry Data

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	our ability to compete in the global space industry;

●	our ability to obtain and maintain intellectual property protection for our current products and services;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against these claims;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing products or services that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from lawsuits against us and the potential for these lawsuits to cause us to limit our commercialization of our products and services;

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may contain estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. We obtained the industry and market data in this annual report on Form 10-Q from our own research as well as from industry and general publications, surveys and studies conducted by third parties. This data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty, including those discussed in “Risk Factors.” We caution you not to give undue weight to such projections, assumptions, and estimates. Further, industry and general publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these publications, studies, and surveys are reliable, we have not independently verified the data contained in them. In addition, while we believe that the results and estimates from our internal research are reliable, such results and estimates have not been verified by any independent source.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Sidus,” or “Sidus Space” refer to Sidus Space, Inc., individually, or as the context requires, collectively with its subsidiary.

Overview

Founded in 2012, we are a leading provider of custom space-qualified hardware, engineering support and commercial space services. We are a space-as-a-service company focused on commercial satellite design, manufacture, launch, and data collection with a vision to enable space flight heritage status for new technologies and deliver data and predictive analytics to both domestic and global customers. We are building an all-inclusive space-as-a-service platform for the global space economy. We are developing and plan to launch 100 kg (220-pound) satellites with available space to rapidly integrate customer sensors and technologies. By developing a partially 3D printed multi-mission satellite for a multi-mission constellation, we believe we can deliver customer sensors to orbit in months, rather than years. In addition, we intend on delivering high-impact data for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things. The majority of our revenues to date have been from our space related hardware manufacturing, however, Q1 2022 revenue includes revenue related to our multi-mission constellation and our partially 3D printed LizzieSat satellite.

We support a broad range of international and domestic government and commercial companies with its hardware manufacturing including the Department of State, the Department of Defense, NASA, Collins Aerospace, Lockheed Martin, Teledyne Marine, Bechtel, and L3Harris in areas that include launch vehicles, satellite hardware, and autonomous underwater vehicles. Planned services that benefit not only current customers but additional such as Mission Helios include proving out space technologies and delivering space-based data that can provide critical insight for agriculture, commodities tracking, disaster assessment, illegal trafficking monitoring, energy, mining, oil and gas, fire monitoring, classification of vegetation, soil moisture, carbon mass, Maritime AIS, Aviation ADS, weather monitoring, and space services. We plan to own and operate one of the industry’s leading U.S. based low earth orbit (“LEO”) small satellite (“smallsat” or “smallsats”) constellations. Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase our international and domestic partnerships and to expand our analytics offerings in order to increase the value we deliver to our customers. Our two operating assets—our satellite constellation and hardware manufacturing capability—are mutually reinforcing and are a result of years of heritage and innovation.

We plan to capitalize on a secular market shift away from static/low frequency satellite imaging and geospatial solutions toward on-demand access of real-time geospatial intelligence. Our strategy is to capitalize on the rapid growth and deployment of millions of low-cost GPS enabled terrestrial, IoT, and space based sensors to provide data to global customers in near real-time. As we are now entering a new commercial space age, the number of commercial sensors on orbit has expanded from a handful of large expensive commercial satellites just a few years ago to now hundreds and in the near future thousands of sensors that will ultimately change the way we see and understand our world. Our mission is to enable our existing and future customers to prove out new technologies for the space ecosystem rapidly and at low cost and also have access to space-based data on-demand for any problem set or business need. We believe we can deliver this at a lower cost than legacy providers due to our vertically integrated cost-efficiencies, capital efficient constellation design, and improved pricing models with improved data accessibility. We believe the combination of the proven flight heritage and years of industry experience of a traditional space company with the disruptive innovation of a new space startup such as our 3D printing of spacecraft and focus on intellectual property makes us very well positioned in the global space economy.

Recent Developments

On April 11, 2022, Teresa Burchfield was appointed Chief Financial Officer. Ms. Burchfield brings over 30 years of finance and accounting experience to her new role as Chief Financial Officer at Sidus Space. Prior to her appointment with Sidus Space, Ms. Burchfield had a 19-year tenure with Tupperware, a $1.8 billion publicly traded company, where she served in several key financial and management roles. While with Tupperware, she was the Vice President and Chief Financial Officer for the US & Canada business unit, Vice President and Group Chief Financial Officer for Europe, Middle East and Africa and the Vice President of Investor Relations. In addition, during her time at Tupperware Ms. Burchfield was also Vice President and Chief Financial Officer at BeautiControl, a wholly owned subsidiary of Tupperware. Ms. Burchfield will succeed Scott Silverman, who will be stepping down from the CFO role as of April 11, 2022. Mr. Silverman’s role as CFO in a consulting capacity was instrumental in the IPO process and initial quarter of 2022, however, a full-time dedicated CFO with the experience and credentials of Ms. Burchfield will truly allow Sidus to expand and maximize shareholder value. Mr. Silverman will continue with Sidus Space in a consulting role until June 30, 2022 to assist with the transition.

Key Factors Affecting Our Results and Prospects

We believe that our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including competition from better known and well-capitalized companies, the risk of actual or perceived safety issues and their consequences for our reputation and the other factors discussed under “Risk Factors.” We believe the factors discussed below are key to our success.

Growing our experienced space hardware operations

We are on track to grow our space and defense hardware operations, with a goal of expanding to two and a half shifts with an increased customer base in the future. With current customers in space, marine, and defense industries, our contract revenue is growing, and we are in active discussions with numerous potential customers, including government agencies, large defense contractors and private companies, to add to our contracted revenue. In the past decade, we have fabricated Ground and Flight products for the NASA SLS Rocket and Mobile Launcher as well as other Commercial Space and Satellite companies. Customers supported include Boeing, Lockheed Martin, Northrop Grumman, Dynetics/Leidos, Blue Origin, United Launch Alliance, Collins Aerospace, L3Harris, OneWeb and Space Systems Loral/Maxar. Various products have been manufactured including fluid, hydraulic and pneumatic systems, electrical control systems, cable harnesses, hardware lifting frames, umbilical plates, purge and hazardous gas disconnects, frangible bolts, reef cutters, wave guides, customized platforms, and other precision machined and electrical component parts for all types of Rocket, Ground, Flight and Satellite systems.

Commencing and Expanding Commercial Satellite Operations

Our goal is to help customers understand how space-based data can be impactful to day-to-day business. Our strategy includes increasing the demand downstream by starting out as end user focused. While others are focused on data verticalization strategy specializing on a key sectors or problem set, we believe that flexibility in production, low-cost bespoke design and ‘Bringing Space Down to Earth’ for consumers will provide a scalable model for growth. We are on track to launch our initial LizzieSat partially 3D manufactured satellite at the end of 2022, however, timeline is dependent on the small satellite launch vehicle industry, weather and unforeseen launch conditions. Preliminary Design Review (PDR) was successfully completed in Q1 2022. Initial contracts for the Q4 2022 launch were signed in December of 2021 with NASA and Mission Helios, a blockchain company. We are in active discussions with numerous potential customers, including domestic and international government agencies, for payload hosting and data related to our planned satellite launches over the next 24 months.

We filed for X-band and S-band radio frequencies licensing in February 2021 and were granted approval through a published filing by the ITU on April 4, 2021. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, which is a related party to us. Our filing contains approved spectrum use for multiple X-Band and S-Band frequencies and five different orbital planes. Additionally, we have filed for a NOAA license related to our Q4 launch. Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining NOAA licenses or other regulatory approvals for future operations or frequency requirements, could adversely impact our results and growth plans.

Our Vertically Integrated Space Platform

We are designing, developing, manufacturing, and plan to operate a constellation of proprietary smallsats. These satellites are designed to for multiple missions and customers and form the foundation of our satellite platform. Weighing approximately 100 kilograms each, these partially 3D printed, modular satellites are more functional than cubesats and nanosatellites and less expensive to manufacture than the larger satellites in the 200-600kg range. Launched into a LEO approximately 450 kilometers above the surface of the Earth, our constellation will be optimally distributed to provide maximum coverage for our customers in the government and commercial sectors. With six initial globally distributed ground stations, our constellation is designed for rapid tasking, collection, and delivery of high-revisit, high-resolution imagery and data analytics. Our planned average daily revisit rate, from dawn to dusk, is 10 times a day or approximately 90 minutes. As our satellite constellation grows, the amount of data we collect will scale, and we expect our revisit rate will improve.

Our cost efficient smallsats are designed from the ground-up to optimize performance per unit cost. We can integrate technologies and deliver data on demand at lower costs than legacy providers due to our vertical integration, use of COTS proven systems, cost-efficiencies, capital efficient constellation design, and adaptable pricing models.

We are manufacturing our satellites at our Cape Canaveral facility. Our current configuration and facility is designed to manufacture 5-10 satellites a month. Our vertical integration enables us to control our satellites through the entire design, manufacturing, and operation process. Our years of experience manufacturing space hardware means that we are able to leverage our manufacturing expertise and commercial best practices for satellite production. Additionally, leveraging both in-house and partner-provided subsystem components and in-house design and integration services, as well as operational support of satellites on orbit, to turn-key provision of entire constellations, offering “concept to constellation” in months instead of years. Specifically, our Space Services encompass all aspects of hosted satellite and constellation services, including hosting customer payloads onto our satellites, and delivering services to customers from our space platform. These services are expected to allow customers to focus on developing innovative payloads rather than having to design or develop complete satellite buses or satellites or constellations, which we will provide, along with ancillary services that are likely to include telemetry, tracking and control (“TT&C”), communications, processing, as well as software development and maintenance. Our patented technologies include a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on Earth, the Moon, Mars, some asteroids, and other terrestrial planets and moons.

Revenue Generation

We generate revenue by selling payload space on our satellite platform, providing engineering and systems integration services to strategic customers on project-by-project basis, and manufacturing space hardware. Additionally, we intend to add to our revenue by selling geospatial data captured through our constellation. This support is typically contracted to both commercial and government customers under fixed price contracts and often includes other services.

Lowering Manufacturing Cost and Schedule

We are developing a manufacturing model that provides for rapid response to customer requirements including integration of customers technologies and space-based data delivery. Our planned satellites are being designed to integrate Customer Off the Shelf (COTS) subsystems that are space-proven, can be rapidly integrated into the satellite and replaced rapidly when customer needs changed or evolve. Our vertically integrated manufacturing processes give us the flexibility to make changes during the production cycle without impacting launch or costs.

Our satellite production process is based around normally readily available materials and COTS systems and is highly scalable. We believe that our ongoing innovations in design and manufacturing will further reduce our per satellite costs. We have invested approximately $16 million in our business and manufacturing facility through September 30, 2021 and we expect the facility will be at full capacity by the end of 2024. We anticipate that this will enable us to increase the pace of satellite manufacturing and launch cadence. While we believe that our estimate is reliable, the development of our manufacturing facility may take longer than planned, including due to delays in obtaining federal and state regulatory approvals of our final construction plans or any changes that are required to be made to those plans. Any delays in our achieving full manufacturing capacity could adversely impact our results and growth plans.

Our Customers

To compete effectively in today’s data-driven market environment, organizations of all sizes and industries face a growing need for timely and affordable geospatial intelligence and analytics. To meet these customer demands, next generation geospatial intelligence platforms must have the ability to deliver situational awareness, location intelligence, and insights into events and activities as they are happening. Geospatial intelligence plays an increasingly critical role in decision making for government and commercial organizations. Our current customer base and end market mix are weighted towards U.S. and international defense and intelligence customers and markets. We believe there are significant opportunities to expand our imagery and software analytical services, as well as our engineering and systems integration offerings, to customers both domestically and internationally. In addition, our products and services can benefit customers in a variety of commercial markets including, but not limited to, energy and utilities, insurance, commodities, mining, manufacturing, logistics, agriculture, environmental monitoring, disaster and risk management, engineering and construction, and consumer behavior. Management classifies our customer base predominantly into two categories:

Government: We sell to multiple U.S. and foreign government agencies that span defense, intelligence, and federal and civilian agencies.

Commercial: Commercial customers represent a small but important portion of our business to date. We intend to expand and scale our sales to commercial customers by targeting a wide range of end markets in which we anticipate rapidly growing demand for geospatial intelligence, including energy and utilities, insurance, mining, manufacturing, agriculture, environmental, engineering and construction, commodities, and supply chain management. Other areas such as Crop moisture, commodities tracking, disaster assessment, illegal trafficking monitoring, Energy, mining, oil and gas, fire monitoring, classification of vegetation, soil moisture, carbon mass

Maritime AIS, Aviation ADS, weather monitoring, and space services.

Our Competitive Differentiation

We believe that we are well-positioned to compete with legacy space-based data providers and other emergent providers due to our vertical integration strategy that combines rapid production with flexible technology insertion points. This approach enables us to address three primary barriers that have limited the legacy industry in achieving a broader market adoption and penetration including: easy access to data and information, access to low-cost data, and customized, bespoke response to customer needs. Key elements of our competitive differentiation include the following:

Low-cost sensor data capture. Our smallsat constellation is leveraging the disruptive economics of small satellites to enable us to capture data in a more cost-effective manner than legacy satellite providers. We can deliver our proprietary geospatial imagery on demand at a lower cost than legacy providers due to our cost-efficiencies, capital efficient constellation design, and adaptable, disruptive pricing models, among other things, which enables us to expand our customer base to commercial organizations that have previously been priced out of the geospatial intelligence market.

On-demand delivery of low-cost geospatial analytics through subscription contracts to commercial customers. Geospatial intelligence and analytics have generally been prohibitively expensive for many commercial customers, with price points geared towards government end users. Our constellation is designed to provide our services to commercial customers at a low cost, which we expect will expand our base of potential customers.

Proprietary, low-cost smallsat assembly. We design satellites and manufacture our satellites in-house. Controlling the satellite production process from design through manufacturing enables us to upgrade our satellites during production, integrate customer technologies and data needs at various points during the entire production cycle and continuously improve our satellites’ capabilities, as well as build out and maintain our optimal constellation size at a relatively low cost.

Our Growth Strategies

We are focused on empowering end users, developers, channel partners and the organizations they serve to quickly and easily access and integrate real-time geospatial intelligence into their daily operations and also prove out technologies to further grow the space ecosystem. Our growth strategy is driven by the following objectives:

Increase our overall customer base. We are an established heritage aerospace firm that is a part of the political and secular shift towards space-based data coming from commercial satellite and intelligence providers. We have the opportunity to expand our current customer base through a combination of direct and indirect sales strategies. We also plan to grow our direct sales teams and indirect sales channels.

Expand within our current customer base. As our space-as-as-service offerings grows and delivers results, we expect that our current customers will increase their spending on our services.

Continue to penetrate international markets. We have increased our focus on international markets. We have a current pipeline of prospective small underrepresented international governments and firms that can benefit from our support and services.

Grow distribution channels and channel partner ecosystem. We plan to invest in distribution channels and in our relationships with technology partners, solution providers, strategic global system integrators, solution partners, and value-added-resellers to help us enter into and expand in new markets while complementing our direct sales efforts. We have also established a Joint Cooperation and Marketing Agreement with Dhruva, India’s first private space company, to co-market, and sell our services in other countries.

Environmental, social, and corporate governance

While Environmental, Social and Governance (ESG) reporting is not mandatory, we are developing an ESG policy that will implement the tracking of several indicators we believe are critical to ensure we are doing our part to continue sustainable growth and maximize shareholder value. We have been in business for ten years manufacturing space hardware and components, and in that time, implementation of policies and processes to mitigate environmental impact have been of upmost importance. Furthermore, since our inception, we have recognized the value of our employees and have always prioritized employee well-being through facets such as excellent benefits, programs, educational assistance, and insurance of a safe and healthy work environment. We also understand that our efforts to promote value and well -being are not limited to our employees. We are committed to the communities we belong to both locally and professionally. We recently started to formalize this commitment, providing tangible benefits back to the community that supports us.

Environmental

As the global awareness and importance of environmental sustainability increases, we recognize our duty to implement developments that not only facilitate the evolution of aerospace solutions, but also promote environmentally conscious protocols yielding measurable results toward the conservation of our planet. A key component of our focus on sustainability is found in our utilization of in-house 3D printing technology as a primary manufacturing asset. The development of 3D printing is host to a variety of manufacturing improvements but perhaps the chief benefits are seen in its reduction of environmental strain. Our LizzieSat constellation will contribute to this reduced impact as a portion of the satellite bus is 3D printed.

Manufacturing parts with a 3D printer reduces overall energy consumption and waste, reducing our carbon footprint compared to its predecessor of conventional machining. Additional benefits include the removal of waste and unnecessary energy associated with conventional machining, often resulting in the production of more scrapped material per part than the material that part is composed of. While these are the biggest impacts, the effects to can be seen in smaller scales. Due to the massive reduction in weight 3D printing provides, energy spent using cargo ships and commercial vehicles for transportation sees a significant decrease. This reduction in weight is accompanied by a reduction in space requirements for housing the material, cutting out the need for large storage spaces and the energy needed to maintain those facilities.

Looking toward the future, the potential for exciting developments in the field of sustainability are of upmost importance. These developments include the use of more biodegradable and/or recycled materials that can be used to manufacture parts and further benefit the environment. Until these developments occur, we are doing our part through the practice of recycling roughly 5,000 lbs. of metal a year coupled with the recycling of any used oil and coolant. As technologies continue to advance, we remain dedicated to preserving the Earth and continuing to evolve with newer technologies as they develop.

Social

We recognize the importance of our employees, the community with which we are situated as well as the global community. This recognition has led us to implement a variety of actions that support society from the individual to global scale.

Employee well-being is at the heart of our commitment to provide a positive impact on all. With our core values being rooted in a familial and communal structure, we uphold these values by offering our employees excellent benefits, programs, educational assistance, and insurance of a safe and healthy work environment for all employees. We understands the importance of diversity in the workplace, because it was built by diversity. Being a service-disabled, veteran-owned, woman-owned, and Hispanic minority-owned business reflects the open and diverse environment we provide to all who are a part of it.

Community on all scales is fundamental to our success, and because of that, we are committed to leaving a lasting impact on the community that supports us. This commitment brought forth Sidus Serves, our way of actively improving life on earth. Community involvement is key to our culture, and we believe in the power of volunteerism. We actively invest in the communities of our employees’ by supporting K-12 education, providing military and veteran assistance, environmental stewardship, and volunteering at local non-profit organizations. We, and our employees are passionate about the improvement of their communities through individual efforts and partnership with local, regional, and national organizations. We are proud to support local STEM programs and schools in local communities. We are focused on bridging the gap in the aerospace field by supporting young professional through establishing partnerships with several organizations dedicated to providing STEM learning opportunities to a diverse array of students.

Governance

Our governance structure is designed to promote transparency, efficiency, and ethics. Through a qualified and diverse chain of command, we are confident that our decision making will carry out performance at the highest degree. Our Board of Directors consists of professionals with strong executive experience, business strategy and leadership skills. Our board consists of 3 independent directors alongside our CEO and CTO including 2 women

Results of Operations

The following table provides certain selected financial information for the periods presented:

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	Three Months Ended
	March 31,
	2022	2021	Change
Revenue	$1,799,335	$153,136	$1,646,199	1,075%
Cost of revenue	820,998	287,676	533,322	185%
Gross Profit (Loss)	978,337	(134,540)	1,112,877	827%
Gross Profit Percentage	54%	(88)%	142%

Operating expense	3,242,783	385,174	2,857,609	742%
Other expense	(65,908)	320,385	(386,293)	(121%)
Net loss	$(2,330,354)	$(199,329)	$(2,131,025)	1,069%

Revenue

The increase in non-related party revenue of 1116% for the three months ended March 31, 2022 to approximately $1.36 million as compared to approximately $111,000 for the three months ended March 31, 2021 was driven by growth in the number of customers we serviced and the significant growth in the size of the sales contracts we entered into. The increase in revenue from related parties of 971% to approximately $439,000 for the three months ended March 31, 2022 from approximately $41,000 for the three months ended March 31, 2021 was driven by larger contracts our related party entered into with its customers, resulting in it outsourcing more of its work to us.

Cost of Revenue

The increase in cost of revenue of 185% for the three months ended March 31, 2022 to $821,000 as compared to approximately $288,000 for the three months ended March 31, 2021 was driven by increased materials purchases and other direct costs related to our increased revenue. As a manufacturing entity, materials and other direct costs are a percentage of revenue. The percent change in the cost of revenue was smaller than the percent increase in revenue due to a decrease in labor intensive contracts and an increase in our higher margin Satellite-as-a-Service business line.

Gross Profit (Loss)

The increase in our gross profit of approximately $1.11 million or 827% to a gross profit of approximately $978,000 for the three months ended March 31, 2022 as compared to a gross loss of approximately $135,000 for the three months ended March 31, 2021 is primarily attributable to an increase in revenue and a decrease in labor intensive contracts and an increase in our higher margin Satellite-as-a-Service business line.

Operating Expenses

	Three Months Ended
	March 31,
	2022	2021	Change
Operating expenses
Payroll expenses	$751,198	$220,372	$530,826	241%
Sales and marketing expenses	90,461	47,729	42,732	90%
Lease expense	84,999	37,655	47,344	126%
Depreciation expense	21,091	7,584	13,507	178%
Professional fees	1,322,292	10,591	1,311,701	12,385%
General and administrative expense	972,742	61,243	911,499	1,488%
Total	$3,242,783	$385,174	$2,857,609	742%

Overall operating expenses increased by $2.86 million to approximately $3.24 million for the three months ended March 31, 2022 as compared to approximately $385,000 for the three months ended March 31, 2021. The increase is primarily attributed to an increase in our payroll expenses to $751,000 from $220,000 for the three months ended March 31, 2021, as a result of an expansion of our staff, an increase in our lease expenses to $85,000 from $38,000 as a result of our leasing more space for our expansion, an increase in our professional fees from approximately $10,600 to approximately $1.3 million, which includes a one-time charge of $1.2 million in stock-based consulting fees for investor relations, as well as increased legal and accounting fees as a result of being a public company, and an increase in our other general and administrative costs to $973,000 from $61,000 for the prior period, which is related to an increase in the size of our Company.

Total other income (expense)

During the three months ended March 31, 2022, we had interest expense of $65,908, consisting of $58,084 related to interest on notes payable and notes payable – related party, $5,875 related to the financing of our insurance policies, $1,647 related to financing of our equipment leases and $302 for interest related to credit cards.

During the three months ended March 31, 2021, we had gain on forgiveness of PPP loan of $324,460, other miscellaneous expenses of $430 and interest expense of $3,645.

Liquidity and Capital Resources

The following table provides selected financial data about us as of March 31, 2022, and March 31, 2021.

	March 31,	December 31,
	2022	2021	Change
Current assets	$14,288,275	$16,007,584	$(1,719,309)	(11%)
Current liabilities	$3,904,924	$3,810,269	$94,655	2%
Working capital (deficiency)	$10,383,351	$12,197,315	$(1,813,964)	(15%)

We had an accumulated deficit of $17.7 million and working capital of $10.4 million as of March 31, 2022. As of March 31, 2022, we had $10.4 million of cash.

As of March 31, 2022 and December 31, 2021, the working capital surplus is due to funds raised through equity sales in relation to our initial public offering in December, 2021.

Current assets decreased by $1.7 million to $14.3 million as of March 31, 2022 from $16.0 million as of December 31, 2021. The decrease is primarily attributable to incurring a net loss during the quarter as a result of our Company’s expansion in operations.

Current liabilities increased by approximately $95,000 to approximately $3.9 million as of March 31, 2022 from $3.81 million as of December 31, 2021. The increase was incremental and a result in ordinary fluctuations in our business.

Cash Flow

	Three Months Ended
	March 31,
	2022	2021	Change	%
Cash used in operating activities	$(2,452,793)	$(248,776)	$(2,204,017)	886%
Cash used in investing activities	$(541,264)	$-	$(541,264)	-
Cash provided by financing activities	$(297,140)	$261,653	$(558,793)	(214%)
Cash on hand	$10,419,648	$33,039	$10,386,609	31437%

Cash Flow from Operating Activities

Three Months ended March 31, 2022 and 2021

For the three months ended March 31, 2022 and 2021, we did not generate positive cash flows from operating activities. For the three months ended March 31, 2022, net cash flows used in operating activities was approximately $2.45 million compared to approximately $249,000 during the three months ended March 31, 2021.

Cash flows used in operating activities for the three months ended March 31, 2022 is comprised of a net loss of $2.3 million, which was reduced by non-cash expenses of $1.2 million for one-time stock-based consulting fees and $105,000 for depreciation and amortization, and an increase in net change in working capital of approximately $1.44 million.

For the three months ended March 31, 2021, net cash flows used in operating activities comprised of a net loss of approximately $199,000, which was reduced by non-cash expenses of approximately $98,000 for depreciation and amortization and an increase in net change in working capital of approximately $178,000, and a gain on forgiveness of a PPP note of $324,000.

Cash Flows from Investing Activities

During the three months ended March 31, 2022 and 2021, we purchased property and equipment in the amount of approximately $541,000 and $0 respectively.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities of approximately $297,000 included payments of our finance leases of $12,500, repayments of notes payable of approximately $35,000 and repayments of notes payable to CTC, our principal stockholder, of $250,000. During the three months ended March 31, 2021, net cash provided by financing activities of $262,000 included proceeds from our majority shareholder of $308,000 and was offset by the repayment of notes payable of approximately $16,000 and payments on our finance leases of approximately $30,000.

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

Revenues from fixed price service contracts that contain provisions for milestone payments are recognized at the time of the milestone being met and payment received. This method is used because management considers that the payments are non-refundable unless the entity fails to perform as promised. If the customer terminates the contract we are entitled only to retain any progress payments received from the customer and we have no further rights to compensation from the customer. Even though the payments made by the customer are non-refundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate us for performance completed to date. Accordingly, we account for the progress under the contract as a performance obligation satisfied at a point in time. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as we satisfy a performance obligation.

Inventory

Inventory consists of component inventory, work in progress and finished goods and consists of estimated revenue calculated on a percentage of completion based on direct labor and materials in relation to the total contract value.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses, which relate to internal controls over financial reporting, that were identified is:

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

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Plan to Remediate the Material Weakness

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a newly appointed full-time Principal Financial Officer, 2 bookkeepers and external accounting consultants, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDUS SPACE, INC.

Date: May 13, 2022	By:	/s/ Carol Craig
Carol Craig Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Teresa Burchfield
Teresa Burchfield Chief Financial Officer (Principal Financial and Accounting Officer)

