Form 10-Q
period 2022-06-30
Sidus Space Inc.
filed 2022-08-12
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of common shares outstanding as of August 12, 2022 was 16,874,040.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash	$6,768,318	$13,710,845
Accounts receivable	1,148,062	130,856
Accounts receivable - related parties	366,238	443,282
Inventory	284,385	127,502
Contract asset	60,932	-
Prepaid and other current assets	2,293,248	1,595,099
Total current assets	10,921,183	16,007,584

Property and equipment, net	1,462,473	775,070
Operating lease right-of-use assets	378,917	504,811
Other	19,761	12,486
Total Assets	$12,782,334	$17,299,951

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other current liabilities	$1,992,035	$1,845,460
Accounts payable and accrued interest - related party	549,171	588,797
Contract liabilities	60,932	-
Contract liabilities- related party	-	63,411
Notes payable - related party	-	1,000,000
Operating lease liability	259,813	261,674
Finance lease liability	-	50,927
Total Current Liabilities	2,861,951	3,810,269

Notes payable - non-current	1,079,021	1,120,051
Notes payable - related party - non-current	-	1,350,000
Operating lease liability - non-current	135,725	262,468
Finance lease liability - non-current	-	97,092
Total Liabilities	4,076,697	6,639,880

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding	-	-
Common stock: 110,000,000 authorized; $0.0001 par value
Class A common stock: 100,000,000 shares authorized; 6,874,040 and 6,574,040 shares issued and outstanding, respectively	687	657
Class B common stock: 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	28,908,017	26,074,292
Accumulated deficit	(20,204,067)	(15,415,878)
Total Stockholders’ Equity	8,705,637	10,660,071
Total Liabilities and Stockholders’ Equity	$12,782,334	$17,299,951

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$1,479,092	$177,794	$2,839,480	$289,641
Revenue - related parties	368,271	54,524	807,218	95,813
Total - revenue	1,847,363	232,318	3,646,698	385,454
Cost of revenue	1,500,599	288,464	2,321,597	576,140
Gross profit (loss)	346,764	(56,146)	1,325,101	(190,686)

Operating expenses
Payroll expenses	1,391,451	222,490	2,142,649	442,862
Sales and marketing expenses	112,153	23,382	202,614	71,111
Lease expense	86,352	46,353	171,351	84,008
Depreciation expense	47,505	8,014	68,596	15,598
Professional fees	131,922	19,902	1,454,214	30,493
General and administrative expense	976,796	97,981	1,949,538	159,224
Total operating expenses	2,746,179	418,122	5,988,962	803,296

Net loss from operations	(2,399,415)	(474,268)	(4,663,861)	(993,982)

Other income (expense)
Other expense	-	(74)	-	(504)
Interest expense	(58,420)	(23,048)	(124,328)	(26,693)
Gain on forgiveness of PPP loan	-	-	-	324,460
Total other income (expense)	(58,420)	(23,122)	(124,328)	297,263

Loss before income taxes	(2,457,835)	(497,390)	(4,788,189)	(696,719)
Provision for income taxes	-	-	-	-
Net loss	$(2,457,835)	$(497,390)	$(4,788,189)	$(696,719)

Basic and diluted loss per Common Share	$(0.15)	$(0.05)	$(0.29)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	16,874,040	10,000,000	16,738,128	10,000,000

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(UNAUDITED)

For the Three and Six months ended June 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	6,574,040	$657	10,000,000	$1,000	$26,074,292	$(15,415,878)	$10,660,071

Class A common stock issued for service	300,000	30	-	-	1,208,970	-	1,209,000
Net loss	-	-	-	-	-	(2,330,354)	(2,330,354)
Balance - March 31, 2022	6,874,040	$687	10,000,000	$1,000	$27,283,262	$(17,746,232)	$9,538,717

Debt forgiveness related party	-	-	-	-	1,624,755	-	1,624,755
Net loss	-	-	-	-	-	(2,457,835)	(2,457,835)
Balance - June 30, 2022	6,874,040	$687	10,000,000	$1,000	$28,908,017	$(20,204,067)	$8,705,637

For the Three and Six months ended June 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	-	$-	10,000,000	$1,000	$5,083,280	$(11,669,740)	$10,660,071

Net loss	-	-	-	-	-	(199,329)	(199,329)
Balance - March 31, 2022	-	$-	10,000,000	$1,000	$5,083,280	$(11,869,069)	$10,460,742

Debt forgiveness related party					3,392,294		3,392,294
Net loss	-	-	-	-	-	(497,390)	(497,390)
Balance – June 30, 2021	-	$-	10,000,000	$1,000	$8,475,574	$(12,366,459)	$13,355,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(4,788,189)	$(696,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,209,000	-
Depreciation and amortization	171,117	195,700
Lease liability amortization	(2,710)	10,718
Gain on forgiveness of PPP loan	-	(324,460)
Changes in operating assets and liabilities:
Accounts receivable	(1,017,206)	(31,762)
Accounts receivable - related party	77,044	175,769
Inventory	(156,883)	124,101
Contract asset	(60,933)	-
Prepaid expenses and other assets	(705,423)	8,261
Accounts payable and accrued liabilities	239,545	(17,279)
Accounts payable and accrued liabilities - related party	32,634	224,905
Contract liabilities	(2,479)	-
Net Cash used in Operating Activities	(5,004,483)	(330,766)

Cash Flows From Investing Activities:
Purchase of property and equipment	(858,520)	(30,266)
Net Cash used in Investing Activities	(858,520)	(30,266)

Cash Flows From Financing Activities:
Bank overdraft	-	56,071
Due to shareholder	-	89,872
Proceeds from notes payable	-	307,610
Repayment of notes payable	(134,000)	(16,266)
Payment of lease liabilities	(148,019)	(49,952)
Repayment of notes payable - related party	(797,505)	-
Net Cash provided by (used in) Financing Activities	(1,079,524)	387,335

Net change in cash	(6,942,527)	26,303
Cash, beginning of period	13,710,845	20,162
Cash, end of period	$6,768,318	$46,465

Supplemental cash flow information
Cash paid for interest	$1,949	$4,754
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Debt forgiveness	$1,624,755	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SIDUS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

Note 1. Organization and Description of Business

Organization

Sidus Space Inc. (“Sidus”, “we”, “us” or the “Company”), was formed as Craig Technologies Aerospace Solutions, LLC, in the state of Florida, on July 17, 2012. On April 16, 2021, the Company filed a Certificate of Conversion to register and incorporate with the state of Delaware and on August 13, 2021, changed the company name to Sidus Space, Inc.

Description of Business

The Company is a vertically integrated provider of Space-as-a-Service solutions including end-to-end satellite support. The company combines mission critical hardware manufacturing; multi-disciplinary engineering services; satellite design, manufacture, launch planning, mission operations and in-orbit support; and space-based data collection with a vision to enable space flight heritage status for new technologies and deliver data and predictive analytics to both domestic and global customers. We have over ten (10) years of commercial, military and government manufacturing experience combined with space qualification experience, existing customers and pipeline, and International Space Station (ISS) heritage hardware. We support Commercial Space, Aerospace, Defense, Underwater Marine and other commercial and government customers.

In addition, Sidus Space is building a Multi-Mission Satellite constellation using our hybrid 3D printed multipurpose satellite to provide continuous, near real-time Earth Observation and Internet-of-Things (IOT) data for the global space economy. Sidus Space has designed and is manufacturing LizzieSat (LS) for its LEO satellite constellation operating in diverse orbits (28°-98° inclination, 300-650km altitude) as approved by the International Telecommunication Union (ITU) in February 2021. LS is expected to begin operations in 2023. Initial launches are planned via NASA CRS2 program agreement and launch service rideshare contracts. Each LS is 100kg with 20kg dedicated to payloads including remote sensing instruments. Payloads (Sidus or customer owned) can collect data over multiple Earth based locations, record it onboard, and downlink via ground passes to Sidus Mission Control Center (MCC) in Merritt Island, FL.

Leveraging our existing manufacturing operations, flight hardware manufacturing experience and commercial off the shelf subsystem hardware, we believe we can deliver customer sensors to orbit in months, rather than years. In addition, we intend on delivering high-impact data for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things. While our business has historically been centered on the design and manufacture of space hardware, our expansion into manufacture of spacecraft as well as on-orbit constellation management services and space data applications has led us to innovating in the area of space data applications. We continue to patent our products including our satellites, external platforms and other innovations. Sidus offerings include a broad area of market sub-segments, such as:

●	Satellite operators
●	Value-added services
●	Subsystems and components
●	Satellite manufacturer
●	Access to space through the ISS and commercial launch provider partnership

Each of these areas and initiatives addresses a critical component of our cradle-to-grave solution and value proposition for the space economy as a Space-as-a-Service company.

Note 2. Summary of Signification Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2021, contained in the Company’s Form 10-K filed on April 5, 2022.

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

Revenues from fixed price service contracts that contain provisions for milestone payments are recognized at the time of the milestone being met and payment received. This method is used because management considers that the payments are non-refundable unless the entity fails to perform as promised. If the customer terminates the contract, we are entitled only to retain any progress payments received from the customer and we have no further rights to compensation from the customer. Even though the payments made by the customer are non-refundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate us for performance completed to date. Accordingly, we account for the progress under the contract as a performance obligation satisfied at a point in time. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as we satisfy a performance obligation.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At June 30, 2022 and December 31, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

As of June 30, 2022 and December 31, 2021, Aurea’s assets and liabilities are as follows;

	June 30, 2022	December 31, 2021
Assets
Cash	$88,093	$67,754
Prepaid and other current assets	8,438	10,585
	$96,531	$78,339

Liability
Accounts payable and other current liabilities	$59,302	$63,091

For the six months ended June 30, 2022 and 2021, Aurea’s net loss was $68,019 and $33,647, respectively.

Note 4. Prepaid expense and Other current assets

As of June 30, 2022 and December 31, 2021, prepaid expense and other current assets are as follows;

	June 30, 2022	December 31, 2021
Prepaid insurance	$742,597	$1,520,016
Prepaid components	1,266,225	-
Other prepaid expense	277,876	68,178
VAT receivable	6,550	6,905
	$2,293,248	$1,595,099

During the six months ended June 30, 2022 and 2021, the Company recorded interest expense of $12,001 and $0 related to financing of our prepaid insurance policies.

Note 5. Inventory

As of June 30, 2022 and December 31, 2021, inventory is as follows:

	June 30, 2022	December 31, 2021

Work in Process	$284,385	$127,502

Note 6. Property and Equipment

At June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Office equipment	$17,061	$17,061
Computer equipment	14,907	14,907
Vehicle	28,143	28,143
Software	93,012	93,012
Machinery	3,280,911	3,280,911
Leasehold improvements	372,867	198,645
Capitalized R&D cost	779,482	-
Construction in progress	55,428	150,611
	4,641,811	3,783,290
Accumulated depreciation	(3,179,338)	(3,008,220)
Property and equipment, net of accumulated depreciation	$1,462,473	$775,070

Depreciation expense of property and equipment for the six months ended June 30, 2022 and 2021 is $171,117 and $195,700, respectively, of which $102,521 and $180,101, respectively, are included in cost of revenue.

During the six months ended June 30, 2022 and 2021, the Company purchased assets of $858,520 and $30,266.

Note 7. Accounts payable and other current liabilities

At June 30, 2022 and December 31, 2021, Accounts payable and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021

Accounts payable	$822,668	$225,271
Payroll liabilities	513,815	220,914
Credit cards	48,666	44,510
Other payable	39,658	23,016
Insurance payable	567,228	1,331,749
	$1,992,035	$1,845,460

Note 8. Contract assets and liabilities

At June 30, 2022 and December 31, 2021, contract assets and contract liabilities consisted of the following:

Contract assets	June 30, 2022	December 31, 2021

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset), excluding retainage	$-	$-
Retainage included in contract assets due to being conditional on something other than solely passage of time	60,932	-
Total contract assets	$60,932	$-

Contract liabilities	June 30, 2022	December 31, 2021

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	60,932	-
Total contact liabilities	$60,932	$-

Note 9. Leases

Operating lease

We have a noncancelable operating lease entered into in November 2016 for our office facility that expired in July 2021. and has renewal options to May 2023. The monthly “Base Rent” is $10,392 and the Base Rent is increased by 2.5% each year. During the year ended December 31, 2021, the Company exercised its option and extended the lease to May 31, 2023. As of June 30, 2022, the remaining right of use asset and lease liability was $116,773 and $122,067, respectively.

In May 2021, we entered into a new lease agreement for our office and warehouse space that expires in May 2024. The Company shall have the option to terminate the lease after 12 months and 24 months from the commencement date. The monthly “Base Rent” is $11,855.42 and the Base Rent may be increased by 2.5% each year. During the year ended December 31, 2021, the Company, on assumption of the lease, recognized a right of use asset and lease liability of $399,372. As of June 30, 2022, the remaining right of use asset and lease liability was $262,144 and $273,471, respectively.

We recognized total lease expense of approximately $171,351 and $84,008 for the six months ended June 30, 2022 and 2021, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of June 30, 2022 and December 31, 2021, the Company recorded security deposit of $10,000.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at June 30, 2022 were as follows:

Total
Year Ended December 31,
2022	$140,734
2023	205,987
2024	63,835
Thereafter	-
410,556
Less: Imputed interest	(15,018)
Operating lease liabilities	395,538

Operating lease liability - current	259,813
Operating lease liability - non-current	$135,725

The following summarizes other supplemental information about the Company’s operating lease as of June 30, 2022:

Weighted average discount rate	4.64%
Weighted average remaining lease term (years)	1.61

Finance lease

The Company leases machinery and office equipment under non-cancellable finance lease arrangements. The term of those capital leases is at the range from 59 months to 83 months and annual interest rate is at the range from 4% to 5%.

During the six months ended June 30, 2022, the Company fully paid off the finance lease.

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

During the six months ended June 30, 2022, the Company recorded interest expense of $92,443 and repaid principal of $133,473 and as of June 30, 2022 and December 31, 2021, the Company recorded principal and accrued interest of $1,079,021 and $1,120,051 on the balance sheet, respectively.

Note 11. Related Party Transactions

Revenue and Accounts receivable – Related Party

The Company recognized revenue of $807,218 and $95,813 for the six months ended June 30, 2022 and 2021, respectively, accounts receivable of $366,238 and $443,282, respectively, and contract liabilities of $0 and $63,411 as of June 30, 2022 and December 31, 2021, respectively, from contracts entered into by Craig Technical Consulting, Inc, its majority shareholder, and subcontracted to the Company for four customers.

Accounts payable and accrued interest – related party

At June 30, 2022 and December 31, 2021, Accounts payable and accrued interest owed to CTC, consisted of the following:

	June 30, 2022	December 31, 2021

Accounts payable	$549,171	$534,652
Accrued interest	-	54,145
	$549,171	$588,797

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

During the six months ended June 30, 2022, the Company recorded interest expense of $18,115.

During the six months ended June 30, 2022, the Company repaid $797,505 and the note payable and accrued interest, was forgiven by Craig Technical Consulting, Inc. The Company recorded debt forgiveness of note payable and accrued interest of $1,624,755 to additional paid in capital.

As of June 30, 2022 and December 31, 2021, the Company had note payable – related party current of $0 and $1,000,000 and non-current of $0 and $1,350,000, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party and Majority Shareholder, Craig Technical Consulting, Inc. (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. During the six months ended June 30, 2022, the Company recorded $28,105 to lease expense.

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

Class A Common Stock

The Company had 6,874,040 and 6,574,040 shares of Class A common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

During the six months ended June 30, 2022, the Company issued 300,000 restricted shares for consulting services valued at $1,209,000, pursuant to the Sidus Space, Inc. 2021 Omnibus Equity Incentive Plan.

Class B Common Stock

The Company had 10,000,000 shares of Class B common stock issued and outstanding as of June 30, 2022 and December 31, 2021.

Note 14. Subsequent Events

Committed Equity Facility

On August 10, 2022, Sidus Space, Inc. (the “Company”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right to sell to B. Riley, up to the lesser of (i) $30,000,000 of newly issued shares (the “Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations contained in the Purchase Agreement), from time to time during the term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement.

Under the applicable Nasdaq rules, in no event may the Company issue to B. Riley under the Purchase Agreement more than 3,373,121 shares of Common Stock, which number of shares is equal to approximately 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules. The Exchange Cap is not applicable to issuances and sales of common stock pursuant to Purchases and Intraday Purchases that we may effect pursuant to the Purchase Agreement, to the extent such shares of common stock are sold in such Purchases and Intraday Purchases (as applicable) at a price equal to or in excess of the applicable “minimum price” (as defined in the applicable listing rules of the Nasdaq) of the common stock, calculated at the time such Purchases and Intraday Purchases (as applicable) are effected by us under the Purchase Agreement, if any, as adjusted such that the Exchange Cap limitation would not apply under applicable Nasdaq rules. Moreover, the Company may not issue or sell any shares of Common Stock to B. Riley under the Purchase Agreement which, when aggregated with all other shares of Common Stock then beneficially owned by B. Riley and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Rule 13d-3 promulgated thereunder), would result in B. Riley beneficially owning more than 4.99% of the outstanding shares of Common Stock.

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

Overview

Founded in 2012, we are a vertically integrated provider of Space-as-a-Service solutions including end-to-end satellite support. The company combines mission critical hardware manufacturing; multi-disciplinary engineering services; satellite design, manufacture, launch planning, mission operations and in-orbit support; and space-based data collection with a vision to enable space flight heritage status for new technologies and deliver data and predictive analytics to both domestic and global customers. We have over ten (10) years of commercial, military and government manufacturing experience combined with space qualification experience, existing customers and pipeline, and International Space Station (ISS) heritage hardware.

In addition, Sidus Space is building a Multi-Mission Satellite constellation using our hybrid 3D printed multipurpose satellite to provide continuous, near real-time Earth Observation and Internet-of-Things (IOT) data for the global space economy. Sidus Space has designed and is manufacturing LizzieSat (LS) for its LEO satellite constellation operating in diverse orbits (28°-98° inclination, 300-650km altitude) as approved by the International Telecommunication Union (ITU) in February 2021. LS is expected to begin operations in 2023. Initial launches are planned via NASA CRS2 program agreement and launch service rideshare contracts. Each LS is 100kg with 20kg dedicated to payloads including remote sensing instruments. Payloads (Sidus or customer owned) can collect data over multiple Earth based locations, record it onboard, and downlink via ground passes to Sidus Mission Control Center (MCC) in Merritt Island, FL.

Leveraging our existing manufacturing operations, flight hardware manufacturing experience and commercial off the shelf subsystem hardware, we believe we can deliver customer sensors to orbit in months, rather than years. In addition, we intend on delivering high-impact data for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things. While our business has historically been centered on the design and manufacture of space hardware, our expansion into manufacture of spacecraft as well as on-orbit constellation management services and space data applications has led us to innovating in the area of space data applications. We continue to patent our products including our satellites, external platforms and other innovations. Sidus offerings include a broad area of market sub-segments, such as:

●	Satellite operators
●	Value-added services
●	Subsystems and components
●	Satellite manufacturer
●	Access to space through the ISS and commercial launch provider partnership

Each of these areas and initiatives addresses a critical component of our cradle-to-grave solution and value proposition for the space economy as a Space-as-a-Service company. The majority of our revenues to date have been from our space related hardware manufacturing, however, 2022 revenue to date includes revenue related to our multi-mission constellation and our hybrid 3D printed LizzieSat satellite.

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

Growing our experienced space hardware operations

We are on track to grow our space and defense hardware operations, with a goal of expanding to two and a half shifts with an increased customer base in the future. With current customers in space, marine, and defense industries, our contract revenue is growing, and we are in active discussions with numerous potential customers, including government agencies, large defense contractors and private companies, to add to our contracted revenue. In the past decade, we have fabricated Ground and Flight products for the NASA SLS Rocket and Mobile Launcher as well as other Commercial Space and Satellite companies. Customers supported include Boeing, Lockheed Martin, Northrop Grumman, Dynetics/Leidos, Blue Origin, United Launch Alliance, Collins Aerospace, L3Harris, OneWeb and Space Systems Loral/Maxar. Various products have been manufactured including fluid, hydraulic and pneumatic systems, electrical control systems, cable harnesses, hardware lifting frames, umbilical plates, purge and hazardous gas disconnects, frangible bolts, reef cutters, wave guides, customized platforms, and other precision machined and electrical component parts for all types of Rocket, Ground, Flight and Satellite systems. In June, Sidus was notified that it was selected as a teammate with Collins Aerospace through the life cycle of the program as a major subcontractor during the period of performance of the NASA xEVAS contract and other contracts with independent commercial entities. The Exploration Extravehicular Activity Services, or xEVAS Program is expected to include the design, development, production, hardware processing, and sustainment of an integrated Extravehicular Activity (EVA) capability that includes a new Spacesuit and ancillary hardware, such as Vehicle Interface Equipment and EVA tools. This EVA capability is to be provided as a service for the NASA International Space Station (ISS), Artemis Program (Gateway and Human Landing System), and Commercial Space missions.

Commencing and Expanding Commercial Satellite Operations

Our goal is to help customers understand how space-based data can be impactful to day-to-day business. Our strategy includes increasing the demand downstream by starting out as end user focused. While others are focused on data verticalization strategy specializing on a key sectors or problem set, we believe that flexibility in production, low-cost bespoke design and ‘Bringing Space Down to Earth’ for consumers will provide a scalable model for growth. We are on track to meet planned milestones for our initial LizzieSat hybrid 3D printed satellite from the International Space Station, however, regarding our previous disclosure of the launch of our satellite at the end of 2022, the Company has recently been informed by NASA that its launch date has moved from Q4 2022 to Q1 2023. There is no expected impact to production milestones or 2022 revenue as a result of this change. This timeline continues to be dependent on the small satellite launch vehicle industry, weather and unforeseen launch conditions. Preliminary Design Review (PDR) was successfully completed in Q1 2022. Initial contracts for the ISS launch were signed in December of 2021 with NASA and Mission Helios, a blockchain company. We are in active discussions with numerous potential customers, including domestic and international government agencies, for payload hosting and data related to our planned satellite launches over the next 24 months.

We filed for X-band and S-band radio frequencies licensing in February 2021 and were granted approval through a published filing by the ITU on April 4, 2021. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, which is a related party to us. Our filing contains approved spectrum use for multiple X-Band and S-Band frequencies and five different orbital planes. Additionally, we have filed for a NOAA license related to our initial launch. Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining NOAA licenses or other regulatory approvals for future operations or frequency requirements, could adversely impact our results and growth plans.

Our Vertically Integrated Space Platform

We are designing, developing, manufacturing, and plan to operate a constellation of proprietary smallsats. These satellites are designed to for multiple missions and customers and form the foundation of our satellite platform. Weighing approximately 100 kilograms each, these hybrid 3D printed, modular satellites are more functional than cubesats and nanosatellites and less expensive to manufacture than the larger satellites in the 200-600kg range. Launched into a LEO and operating in diverse orbits (28°-98° inclination, 300-650km altitude) as approved by the International Telecommunication Union (ITU) in February 2021, our constellation will be optimally distributed to provide maximum coverage for our customers in the government and commercial sectors. With six initial globally distributed ground stations, our constellation is designed for rapid tasking, collection, and delivery of high-revisit, high-resolution imagery and data analytics. Our planned average daily revisit rate, from dawn to dusk, is 10 times a day or approximately 90 minutes. As our satellite constellation grows, the amount of data we collect will scale, and we expect our revisit rate will improve.

Our cost efficient smallsats are designed from the ground-up to optimize performance per unit cost. We can integrate technologies and deliver data on demand at lower costs than legacy providers due to our vertical integration, use of COTS proven systems, cost-efficiencies, capital efficient constellation design, and adaptable pricing models.

We are manufacturing our satellites at our Cape Canaveral facility. Our current configuration and facility is designed to manufacture 5-10 satellites a month. Our vertical integration enables us to control our satellites through the entire design, manufacturing, and operation process. Our years of experience manufacturing space hardware means that we are able to leverage our manufacturing expertise and commercial best practices for satellite production. Additionally, leveraging both in-house and partner-provided subsystem components and in-house design and integration services, as well as operational support of satellites on orbit, to provide turn-key delivery of entire constellations offer “concept to constellation” in months instead of years. Specifically, our Space-as-a-Service offerings encompass all aspects of hosted satellite and constellation services, including hosting customer payloads onto our satellites, and delivering services to customers from our space platform. These services are expected to allow customers to focus on developing innovative payloads rather than having to design or develop complete satellite buses or satellites or constellations, which we will provide, along with ancillary services that are likely to include telemetry, tracking and control (“TT&C”), communications, processing, as well as software development and maintenance. Our patented technologies include a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on Earth, the Moon, Mars, some asteroids, and other terrestrial planets and moons. We continue to patent our products including our satellites, external platforms and other innovations.

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

Our satellite production process is based around normally readily available materials and COTS systems and is highly scalable. We believe that our ongoing innovations in design and manufacturing will further reduce our per satellite costs. We invested approximately $16 million in our business and manufacturing facility through September 30, 2021, and we expect the facility will be at full capacity by the end of 2024. We anticipate that this will enable us to increase the pace of satellite manufacturing and launch cadence. While we believe that our estimate is reliable, the development of our manufacturing facility may take longer than planned, including due to delays in obtaining federal and state regulatory approvals of our final construction plans or any changes that are required to be made to those plans. Any delays in our achieving full manufacturing capacity could adversely impact our results and growth plans.

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

Employee well-being is at the heart of our commitment to provide a positive impact on all. With our core values being rooted in a familial and communal structure, we uphold these values by offering our employees excellent benefits, programs, educational assistance, and insurance of a safe and healthy work environment for all employees. We understand the importance of diversity in the workplace, because it was built by diversity. Being a service-disabled, veteran-owned, woman-owned, and Hispanic minority-owned business reflects the open and diverse environment we provide to all who are a part of it.

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

Governance

Our governance structure is designed to promote transparency, efficiency, and ethics. Through a qualified and diverse chain of command, we are confident that our decision making will carry out performance at the highest degree. Our Board of Directors consists of professionals with strong executive experience, business strategy and leadership skills. Our board consists of 3 independent directors alongside our CEO and CTO including 2 women.

Results of Operations

The following table provides certain selected financial information for the periods presented:

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

	Three Months Ended
	June 30,
	2022	2021	Change	%
Revenue	$1,847,363	$232,318	$1,615,045	695%
Cost of revenue	1,500,599	288,464	1,212,135	420%
Gross Profit (Loss)	346,764	(56,146)	402,910	718%
Gross Profit (Loss) Percentage	19%	-24%

Operating expense	2,746,179	418,122	2,328,057	557%
Other income (expense)	(58,420)	(23,122)	(35,298)	n/a
Net loss	$(2,457,835)	$(497,390)	$(1,960,445)	394%

Revenue

The increase in non-related party revenue of 732% for the three months ended June 30, 2022 to approximately $1.48 million as compared to approximately $178,000 for the three months ended June 30, 2021 was primarily driven by increased sales staff which allowed for more aggressive pursuit of customers. Contracts increased as a result of the timing of industry needs, and proposals submitted. The increase in revenue from related parties of 575% to approximately $368,000 for the three months ended June 30, 2022 from approximately $54,000 for the three months ended June 30, 2021 was driven by larger contracts our related party entered into with its customers, resulting in it outsourcing more of its work to us.

Cost of Revenue

The increase in cost of revenue of 420% for the three months ended June 30, 2022 to approximately $1.5 million as compared to approximately $288,000 for the three months ended June 30, 2021 was driven by increased materials purchases and other direct costs related to our increased revenue. As a manufacturing entity, materials and other direct costs are a percentage of revenue. The percent change in the cost of revenue was smaller than the percent increase in revenue due to a decrease in labor intensive contracts and an increase in our higher margin Satellite-as-a-Service business line.

Gross Profit (Loss)

The increase in our gross profit of approximately $403,000 or 718% to a gross profit of approximately $347,000 for the three months ended June 30, 2022 as compared to a gross loss of approximately $56,000 for the three months ended June 30, 2021 is primarily attributable to an increase in revenue and a decrease in labor intensive contracts and an increase in our higher margin Satellite-as-a-Service business line.

Operating Expenses

	Three Months Ended
	June 30,
	2022	2021	Change	%
Operating expenses
Payroll expenses	$1,391,451	$222,490	$1,168,961	525%
Sales and marketing expenses	112,153	23,382	88,771	380%
Lease expense	86,352	46,353	39,999	86%
Depreciation expense	47,505	8,014	39,491	493%
Professional fees	131,922	19,902	112,020	563%
General and administrative expense	976,796	97,981	878,815	897%
Total	$2,746,179	$418,122	$2,328,057	557%

Overall operating expenses increased by $2.33 million to approximately $2.75 million for the three months ended June 30, 2022 as compared to approximately $418,000 for the three months ended June 30, 2021. The increase is primarily attributed to an increase in our payroll expenses to approximately $1.39 million from $222,000 for the three months ended June 30, 2021, as a result of an expansion of our staff, an increase in sales and marketing expenses to $112,000 from $23,000 primarily driven by increased general marketing and investor relations consulting expense, an increase in our lease expenses to $86,000 from $46,000 as a result of our leasing more space for our expansion, an increase in our professional fees from approximately $20,000 to approximately $132,000, which includes increased legal and accounting fees as a result of being a public company, and an increase in our other general and administrative costs to $977,000 from $98,000 for the prior period, which is related to an increase in the size of our Company.

Total other income (expense)

During the three months ended June 30, 2022, we had interest expense of $58,420, consisting of $52,474 related to interest on notes payable and notes payable – related party, $6,127 related to the financing of our insurance policies, a credit of $320 related to financing of our equipment leases which were paid off in the quarter and $139 for interest related to credit cards.

During the three months ended June 30, 2021, we had miscellaneous expense of $74, interest expense of $21,537 related to a note payable related party, $256 PPP loan interest and $1,255 related to financing of our equipment leases.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

	Six Months Ended
	June 30,
	2022	2021	Change	%
Revenue	$3,646,698	$385,454	$3,261,244	846%
Cost of revenue	2,321,597	576,140	1,745,457	303%
Gross Profit (Loss)	1,325,101	(190,686)	1,515,787	795%
Gross Profit Percentage	36%	-49%

Operating expense	5,988,962	803,296	5,185,666	646%
Other expense	(124,328)	297,263	(421,591)	(142)%
Net loss	$(4,788,189)	$(696,719)	$(4,091,470)	587%

Revenue

The increase in non-related party revenue of 880% for the six months ended June 30, 2022 to approximately $2.84 million as compared to approximately $290,000 for the six months ended June 30, 2021 was primarily driven by increased sales staff which allowed for more aggressive pursuit of customers. Contracts increased as a result of the timing of industry needs, and proposals submitted. The increase in revenue from related parties of 742% to approximately $807,000 for the six months ended June 30, 2022 from approximately $96,000 for the six months ended June 30, 2021 was driven by larger contracts our related party entered into with its customers, resulting in it outsourcing more of its work to us.

Cost of Revenue

The increase in cost of revenue of 303% for the six months ended June 30, 2022 to $2.32 million as compared to approximately $576,000 for the six months ended June 30, 2021 was driven by increased materials purchases and other direct costs related to our increased revenue. As a manufacturing entity, materials and other direct costs are a percentage of revenue. The percent change in the cost of revenue was smaller than the percent increase in revenue due to a decrease in labor intensive contracts and an increase in our higher margin Satellite-as-a-Service business line.

Gross Profit (Loss)

The increase in our gross profit of approximately $1.52 million or 795% to a gross profit of approximately $1.33 million for the six months ended June 30, 2022 as compared to a gross loss of approximately $191,000 for the six months ended June 30, 2021 is primarily attributable to an increase in revenue and a decrease in labor intensive contracts and an increase in our higher margin Satellite-as-a-Service business line.

Operating Expenses

	Six Months Ended
	June 30,
	2022	2021	Change	%
Operating expenses
Payroll expenses	$2,142,649	$442,862	$1,699,787	384%
Sales and marketing expenses	202,614	71,111	131,503	185%
Lease expense	171,351	84,008	87,343	104%
Depreciation expense	68,596	15,598	52,998	340%
Professional fees	1,454,214	30,493	1,423,721	4669%
General and administrative expense	1,949,538	159,224	1,790,314	1124%
Total	$5,988,962	$803,296	$5,185,666	646%

Overall operating expenses increased by $5.19 million to approximately $5.99 million for the six months ended June 30, 2022 as compared to approximately $803,000 for the six months ended June 30, 2021. The increase is primarily attributed to an increase in our payroll expenses to $2.14 million from $443,000 for the six months ended June 30, 2021, as a result of an expansion of our staff, an increase in sales and marketing expenses to $202,000 from $71,000 primarily driven by increased general marketing and investor relations consulting expense, an increase in our lease expenses to $171,000 from $84,000 as a result of our leasing more space for our expansion, an increase in our professional fees from approximately $30,000 to approximately $1.45 million, which includes a one-time charge of $1.2 million in stock-based consulting fees for investor relations as well as increased legal and accounting fees as a result of being a public company, and an increase in our other general and administrative costs to $1.95 million from $159,000 for the prior period, which is related to investment in infrastructure and company growth as well as incremental costs of being a public company.

Total other income (expense)

During the six months ended June 30, 2022, we had interest expense of $124,328, consisting of $92,443 related to interest on notes payable and $18,115 related to notes payable – related party, $12,001 related to the financing of our insurance policies, $1,327 related to financing of our equipment leases which were paid off in the quarter and $442 for interest related to credit cards.

During the six months ended June 30, 2021, we had gain on forgiveness of PPP loan of $324,460, miscellaneous expense of $504, interest expense of $25,438 related to a note payable related party and $1,255 related to financing of our equipment leases.

Liquidity and Capital Resources

The following table provides selected financial data about us as of June 30, 2022, and December 31, 2021.

	June 30,	December 31,
	2022	2021	Change	%
Current assets	$10,921,183	$16,007,584	$(5,086,401)	(32)%
Current liabilities	$2,861,951	$3,810,269	$(948,318)	(25)%
Working capital (deficiency)	$8,059,232	$12,197,315	$(4,138,083)	(34)%

We had an accumulated deficit of $20.2 million and working capital of $8.1 million as of June 30, 2022. As of June 30, 2022, we had $6.8 million of cash.

As of June 30, 2022 and December 31, 2021, the working capital surplus is due to funds raised through equity sales in relation to our initial public offering in December, 2021.

Current assets decreased by $5.1 million to $10.9 million as of June 30, 2022 from $16.0 million as of December 31, 2021. The decrease is primarily attributable to incurring a net loss during the first six months as a result of our Company’s expansion in operations.

Current liabilities decreased by approximately $948,000 to approximately $2.9 million as of June 30, 2022 from $3.8 million as of December 31, 2021. The decrease was primarily the result of the forgiveness by Craig Technical Consulting, Inc. of Notes payable - related party of $1.0 million.

Cash Flow

	Six Months Ended
	June 30,
	2022	2021	Change	%
Cash used in operating activities	$(5,004,483)	$(330,766)	$(4,673,717)	1413%
Cash used in investing activities	$(858,520)	$(30,266)	$(828,254)	2737%
Cash provided by financing activities	$(1,079,524)	$387,335	$(1,466,859)	(379)%
Cash on hand	$6,768,318	$46,465	$6,721,853	14466%

Cash Flow from Operating Activities

Six Months ended June 30, 2022 and 2021

For the six months ended June 30, 2022 and 2021, we did not generate positive cash flows from operating activities. For the six months ended June 30, 2022, net cash flows used in operating activities was approximately $5.0 million compared to approximately $331,000 during the six months ended June 30, 2021.

Cash flows used in operating activities for the six months ended June 30, 2022 is comprised of a net loss of $4.79 million, which was reduced by non-cash expenses of $1.2 million for one-time stock-based consulting fees and $171,000 for depreciation and amortization, and an increase in net change in working capital of approximately $1.59 million.

For the six months ended June 30, 2021, net cash flows used in operating activities comprised of a net loss of approximately $697,000, which was reduced by non-cash expenses of approximately $195,000 for depreciation and amortization, a decrease in net change in working capital of approximately $484,000 and a gain on forgiveness of a PPP note of $324,000.

Cash Flows from Investing Activities

During the six months ended June 30, 2022 and 2021, we purchased property and equipment in the amount of approximately $859,000 and $30,000 respectively.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities of approximately $1.08 million included payments of approximately $148,000 to pay off our finance leases, repayments of notes payable of approximately $134,000 and repayments of notes payable – related party to Craig Technical Consulting, Inc., our principal stockholder, of $797,500.

During the six months ended June 30, 2021, net cash provided by financing activities of $387,000 included bank overdraft of $56,000, approximately $90,000 due to shareholder, proceeds from our majority shareholder of $307,000 and was offset by the repayment of notes payable of approximately $16,000 and payments on our finance leases of approximately $50,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses, which relate to internal controls over financial reporting, that were identified is:

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Common Stock Purchase Agreement, dated as of August 10, 2022, by and between Sidus Space, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2022)

10.2	Registration Rights Agreement, dated as of August 10, 2022, by and between Sidus Space, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 11, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDUS SPACE, INC.

Date: August 12, 2022	By:	/s/ Carol Craig
Carol Craig Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Teresa Burchfield
Teresa Burchfield Chief Financial Officer (Principal Financial and Accounting Officer)

