Form 10-Q
period 2022-09-30
Sidus Space Inc.
filed 2022-11-14
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of common shares outstanding as of November 14, 2022 was 17,992,952.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash	$4,359,051	$13,710,845
Accounts receivable	918,174	130,856
Accounts receivable - related party	5,811	443,282
Inventory	397,135	127,502
Contract asset	60,932	-
Prepaid and other current assets	3,157,349	1,595,099
Total current assets	8,898,452	16,007,584

Property and equipment, net	1,961,834	775,070
Operating lease right-of-use assets	314,819	504,811
Other	35,483	12,486
Total Assets	$11,210,588	$17,299,951

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other current liabilities	$1,409,152	$1,845,460
Accounts payable and accrued interest - related party	527,476	588,797
Contract liability	60,932	-
Contract liability - related party	-	63,411
Notes payable - related party	-	1,000,000
Operating lease liability	229,652	261,674
Finance lease liability	-	50,927
Total Current Liabilities	2,227,212	3,810,269

Notes payable - non-current	1,043,486	1,120,051
Notes payable - related party - non-current	-	1,350,000
Operating lease liability - non-current	99,742	262,468
Finance lease liability - non-current	-	97,092
Total Liabilities	3,370,440	6,639,880

Commitments and contingencies

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding	-	-
Common stock: 110,000,000 authorized; $0.0001 par value Class A common stock: 100,000,000 shares authorized; 7,936,274 and 6,574,040 shares issued and outstanding, respectively	794	657
Class B common stock: 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	31,968,719	26,074,292
Accumulated deficit	(24,130,365)	(15,415,878)
Total Stockholders’ Equity	7,840,148	10,660,071
Total Liabilities and Stockholders’ Equity	$11,210,588	$17,299,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$1,260,146	$123,182	$4,099,626	$412,823
Revenue - related party	57,101	376,669	864,319	472,482
Total - revenue	1,317,247	499,851	4,963,945	885,305
Cost of revenue	1,402,870	480,997	3,724,467	1,057,137
Gross profit (loss)	(85,623)	18,854	1,239,478	(171,832)

Operating expenses
Payroll expenses	1,627,241	500,881	3,769,890	943,743
Sales and marketing expenses	192,305	-	394,919	71,111
Lease expense	80,019	81,926	251,370	165,934
Depreciation expense	28,015	8,880	96,611	24,478
Professional fees	681,582	49,680	2,135,796	80,173
General and administrative expense	1,180,633	276,832	3,130,171	436,244
Total operating expenses	3,789,795	918,199	9,778,757	1,721,683

Net loss from operations	(3,875,418)	(899,345)	(8,539,279)	(1,893,515)

Other income (expense)
Other expense	-	-	-	(504)
Interest expense	(50,880)	(32,766)	(175,208)	(59,459)
Gain on forgiveness of PPP loan	-	309,370	-	633,830
Total other income (expense)	(50,880)	276,604	(175,208)	573,867

Loss before income taxes	(3,926,298)	(622,741)	(8,714,487)	(1,319,648)
Provision for income taxes	-	-	-	-
Net loss	$(3,926,298)	$(622,741)	$(8,714,487)	$(1,319,648)

Basic and diluted loss per Common Share	$(0.23)	$(0.06)	$(0.52)	$(0.13)

Basic and diluted weighted average number of common shares outstanding	17,178,648	10,836,332	16,886,582	10,281,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(UNAUDITED)

For the Three and Nine months ended September 30, 2022

					Additional
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	6,574,040	$657	10,000,000	$1,000	$26,074,292	$(15,415,878)	$10,660,071

Class A common stock issued for service	300,000	30	-	-	1,208,970	-	1,209,000
Net loss	-	-	-	-	-	(2,330,354)	(2,330,354)
Balance - March 31, 2022	6,874,040	$687	10,000,000	$1,000	$27,283,262	$(17,746,232)	$9,538,717

Debt forgiveness related party	-	-	-	-	1,624,755	-	1,624,755
Net loss	-	-	-	-	-	(2,457,835)	(2,457,835)
Balance - June 30, 2022	6,874,040	$687	10,000,000	$1,000	$28,908,017	$(20,204,067)	$8,705,637

Class A common stock issued for cash	1,062,234	107	-	-	3,060,702	-	3,060,809
Net loss	-	-	-	-	-	(3,926,298)	(3,926,298)
Balance - September 30, 2022	7,936,274	$794	10,000,000	$1,000	$31,968,719	$(24,130,365)	$7,840,148

For the Three and Nine months ended September 30, 2021

					Additional
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	-	$-	10,000,000	$1,000	$5,083,280	$(11,669,740)	$10,660,071

Net loss	-	-	-	-	-	(199,329)	(199,329)
Balance - March 31, 2021	-	$-	10,000,000	$1,000	$5,083,280	$(11,869,069)	$10,460,742

Debt forgiveness related party	-	-	-	-	3,392,294	-	3,392,294
Net loss	-	-	-	-	-	(497,578)	(497,578)
Balance – June 30, 2021	-	$-	10,000,000	$1,000	$8,475,574	$(12,366,647)	$13,355,458

Class A common stock issued for cash	3,000,000	300	-	-	2,694,035	-	2,694,335
Class A common stock issued for services	200,000	20	-	-	199,980	-	200,000
Net loss	-	-	-	-	-	(622,741)	(622,741)
Balance - September 30, 2021	3,200,000	$320	10,000,000	$1,000	$11,369,589	$(12,989,388)	$15,627,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(8,714,487)	$(1,319,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,209,000	200,000
Depreciation and amortization	238,859	294,629
Bad debt	-	618
Lease liability amortization	(4,756)	10,391
Gain on forgiveness of PPP loan	-	(633,830)
Changes in operating assets and liabilities:
Accounts receivable	(787,318)	11,149
Accounts receivable - related party	437,471	175,769
Inventory	(269,633)	149,207
Contract asset	(60,932)	-
Prepaid expenses and other assets	(1,585,247)	(27,130)
Accounts payable and accrued liabilities	(299,165)	162,254
Accounts payable and accrued liabilities - related party	10,939	394,924
Contract liability	(2,479)	62,712
Net Cash used in Operating Activities	(9,827,748)	(518,955)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,425,623)	(30,266)
Net Cash used in Investing Activities	(1,425,623)	(30,266)

Cash Flows From Financing Activities:
Proceeds from issuance from common stock	3,060,809	2,694,335
Due to shareholder	-	89,872
Proceeds from notes payable	-	307,610
Repayment of notes payable	(213,708)	(16,266)
Payment of lease liabilities	(148,019)	(62,180)
Repayment of notes payable - related party	(797,505)	(250,000)
Net Cash provided by Financing Activities	1,901,577	2,763,371

Net change in cash	(9,351,794)	2,214,150
Cash, beginning of period	13,710,845	20,162
Cash, end of period	$4,359,051	$2,234,312

Supplemental cash flow information
Cash paid for interest	$19,951	$6,713
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Debt forgiveness related party	$1,624,755	$3,392,294
Note payable - related party issued exchange with due to shareholder	$-	$4,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2021, contained in the Company’s Form 10-K filed on April 5, 2022.

Going Concern

For the nine months ended September 30,2022 the Company had a net loss of $8.7 million which included a one-time $1.2 million noncash stock-based consulting fee and a one-time banking advisory fee for $600,000 and $100,000 of legal expense related to the recent financing agreement with B Riley. Adjusting for one-time non-recurring expenses net loss would be approximately $6.8 million. For the nine months ended September 30, 2022, the Company had negative cash flow from operating activities of $9.8 million adjusting for one-time non-recurring expenses of $600,000 and $100,000 noted previously, adjusted negative cash flow from operating activities would be approximately $9.1 million. The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financings which it may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances or collaboration agreements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its projects and services which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash on hand plus additional sources of funding noted previously will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its condensed consolidated financial statement issuance date.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of our Company and the variable interest entity (“VIE”), Aurea Alas Limited (“Aurea”), of which we are the primary beneficiary. All intercompany transactions and balances have been eliminated on consolidation.

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

Revenue Recognition

We adopted ASC 606 – Revenue from Contracts with Customers using the modified retrospective transition approach. The core principle of ASC 606 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for exchange of those goods or services. Our updated accounting policies and related disclosures are set forth below, including the disclosure for disaggregated revenue. The impact of adopting ASC 606 was not material to the Condensed Consolidated Financial Statements.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At September 30, 2022 and December 31, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Note 3. Variable Interest Entity

The condensed consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary, and on August 26, 2020, the Company entered into a licensing agreement with Aurea. Aurea is a limited company organized in the Isle of Man, which entered into a license agreement with a third-party vendor, whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company is responsible for 100% of the operations of Aurea and derives 100% of the net profits or losses derived from the business operations. The assets, liabilities and the operations of Aurea from the date of inception (July 20, 2020), are included in the Company’s condensed consolidated financial statements.

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

As of September 30, 2022 and December 31, 2021, Aurea’s assets and liabilities are as follows;

	September 30,	December 31,
	2022	2021
Assets
Cash	$62,713	$67,754
Prepaid and other current assets	6,656	10,585
	$69,369	$78,339

Liability
Accounts payable and other current liabilities	$22,141	$63,091

For the nine months ended September 30, 2022 and 2021, Aurea’s net loss was $103,021 and $58,692, respectively.

Note 4. Prepaid expense and Other current assets

As of September 30, 2022 and December 31, 2021, prepaid expense and other current assets are as follows:

	September 30,	December 31,
	2022	2021
Prepaid insurance	$313,822	$1,520,016
Prepaid components	1,280,231	-
Prepaid satellite services & licenses	1,343,750	-
Other prepaid expense	213,546	68,178
VAT receivable	6,000	6,905
	$3,157,349	$1,595,099

During the nine months ended September 30, 2022 and 2021, the Company recorded interest expense of $18,128 and $0 related to financing of our prepaid insurance policies.

As of September 30, 2022 and December 31, 2021, other prepaid expense included software subscriptions of $109,000 and $23,000, down payment on new machinery of $53,000 and $0, prepaid rent of $25,000 and $25,000, property insurance of $0 and $19,000, and license fees of $23,000 and $0, respectively.

Note 5. Inventory

As of September 30, 2022 and December 31, 2021, inventory is as follows:

	September 30, 2022	December 31, 2021

Work in Process	$397,135	$127,502

Note 6. Property and Equipment

At September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Office equipment	$17,061	$17,061
Computer equipment	14,907	14,907
Vehicle	28,143	28,143
Software	158,212	93,012
Machinery	3,280,911	3,280,911
Leasehold improvements	372,867	198,645
R&D - Software	386,182	-
Construction in progress	950,630	150,611
	5,208,913	3,783,290
Accumulated depreciation	(3,247,079)	(3,008,220)
Property and equipment, net of accumulated depreciation	$1,961,834	$775,070

Depreciation expense of property and equipment for the nine months ended September 30, 2022 and 2021 is $238,859 and $294,629, respectively, of which $142,248 and $270,151, respectively, are included in cost of revenue.

During the nine months ended September 30, 2022 and 2021, the Company purchased assets of $1,425,623 and $30,266.

Note 7. Accounts payable and other current liabilities

At September 30, 2022 and December 31, 2021, accounts payable and other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021

Accounts payable	$553,181	$225,271
Payroll liabilities	565,566	220,914
Credit cards	64,899	44,510
Other payable	70,754	23,016
Insurance payable	154,752	1,331,749
	$1,409,152	$1,845,460

Note 8. Contract assets and liabilities

At September 30, 2022 and December 31, 2021, contract assets and contract liabilities consisted of the following:

Contract assets	September 30, 2022	December 31, 2021

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset), excluding retainage	$-	$-
Retainage included in contract assets due to being conditional on something other than solely passage of time	60,932	-
Total contract assets	$60,932	$-

Contract liabilities	September 30, 2022	December 31, 2021

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	60,932	-
Total contact liabilities	$60,932	$-

Note 9. Leases

Operating lease

We have a noncancelable operating lease entered into in November 2016 for our office facility that expired in July 2021and has renewal options to May 2023. The monthly “Base Rent” is $10,392 and the Base Rent is increased by 2.5% each year. During the year ended December 31, 2021, the Company exercised its option and extended the lease to May 31, 2023. As of September 30, 2022 and December 31, 2021, the remaining right of use asset and lease liability was $85,419 and $89,268, and $178,408 and $185,210 respectively.

In May 2021, we entered into a new lease agreement for our office and warehouse space that expires in May 2024. The Company shall have the option to terminate the lease after 12 months and 24 months from the commencement date. The monthly “Base Rent” is $11,855 and the Base Rent may be increased by 2.5% each year. During the year ended December 31, 2021, the Company, on assumption of the lease, recognized a right of use asset and lease liability of $399,372. As of September 30, 2022, the remaining right of use asset and lease liability was $229,400 and $240,126, respectively.

We recognized total lease expense of approximately $251,370 and $165,934 for the nine months ended September 30, 2022 and 2021, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of September 30, 2022 and December 31, 2021, the Company recorded security deposit of $10,000.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at September 30, 2022 were as follows:

Total
Year Ended December 31,
2022	$70,367
2023	205,987
2024	63,835
Thereafter	-
340,189
Less: Imputed interest	(10,795)
Operating lease liabilities	329,394

Operating lease liability - current	229,652
Operating lease liability - non-current	$99,742

The following summarizes other supplemental information about the Company’s operating lease as of September 30, 2022:

Weighted average discount rate	4.83%
Weighted average remaining lease term (years)	1.40

Finance lease

The Company leases machinery and office equipment under non-cancellable finance lease arrangements. The term of those capital leases is at the range from 59 months to 83 months and annual interest rate is at the range from 4% to 5%.

During the nine months ended September 30, 2022, the Company fully paid off the finance lease.

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

During the nine months ended September 30, 2022, the Company recorded interest expense of $137,143 and repaid principal of $213,708 and as of September 30, 2022 and December 31, 2021, the Company recorded principal and accrued interest of $1,043,486 and $1,120,051 on the balance sheet, respectively.

Note 11. Related Party Transactions

Revenue and Accounts receivable – Related Party

The Company recognized revenue of $864,319 and $472,482 for the nine months ended September 30, 2022 and 2021, respectively, accounts receivable of $5,811 and $443,282, respectively, and contract liabilities of $0 and $63,411 as of September 30, 2022 and December 31, 2021, respectively, from contracts entered into by Craig Technical Consulting, Inc, its majority shareholder, and subcontracted to the Company for four customers.

Accounts payable and accrued interest – related party

At September 30, 2022 and December 31, 2021, accounts payable and accrued interest owed to CTC, consisted of the following:

	September 30,	December 31,
	2022	2021

Accounts payable	$527,476	$534,652
Accrued interest	-	54,145
	$527,476	$588,797

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

During the nine months ended September 30, 2022, the Company recorded interest expense of $18,115.

During the nine months ended September 30, 2022, the Company repaid $797,505 and the note payable and accrued interest was forgiven by Craig Technical Consulting, Inc. The Company recorded debt forgiveness of note payable and accrued interest of $1,624,755 to additional paid in capital.

As of September 30, 2022 and December 31, 2021, the Company had note payable – related party current of $0 and $1,000,000 and non-current of $0 and $1,350,000, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party and Majority Shareholder, Craig Technical Consulting, Inc. (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. During the nine months ended September 30, 2022, the Company recorded $42,226 to lease expense.

Note 12. Commitments and Contingencies

License Agreement

The condensed consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 4). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021.

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

Class A Common Stock

The Company had 7,936,274 and 6,574,040 shares of Class A common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

Committed Equity Facility

On August 10, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right to sell to B. Riley, up to the lesser of (i) $30,000,000 of newly issued shares (the “Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations contained in the Purchase Agreement), from time to time during the term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement.

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

During the nine months ended September 30, 2022, the Company issued 1,362,234 shares of commons stock as follows:

●	300,000 restricted shares for consulting services valued at $1,209,000, pursuant to the Sidus Space, Inc. 2021 Omnibus Equity Incentive Plan.
●	971,867 shares issued under the Purchase Agreement for aggregate proceeds of $3,435,809, net of broker fees, 90,367 commitment shares, and issuance costs of $375,000, for a total amount of $3,060,809.

Class B Common Stock

The Company had 10,000,000 shares of Class B common stock issued and outstanding as of September 30, 2022 and December 31, 2021.

Note 14. Subsequent Events

Subsequent to September 30, 2022, the Company had the following subsequent events:

56,678 shares issued under the Purchase Agreement for aggregate proceeds of $105,397, net of fees and expenses.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

In addition, we are building a Multi-Mission Satellite constellation using our hybrid 3D printed multipurpose satellite to provide continuous, near real-time Earth Observation and Internet-of-Things (IOT) data for the global space economy. We have designed and are manufacturing LizzieSat (LS) for our LEO satellite constellation operating in diverse orbits (28°-98° inclination, 300-650km altitude) as approved by the International Telecommunication Union (ITU) in February 2021. LS is expected to begin operations in 2023. Initial launches are planned via NASA CRS2 program agreement and launch service rideshare contracts. Each LS is 100kg with 20kg dedicated to payloads including remote sensing instruments. Payloads (Sidus or customer owned) can collect data over multiple Earth based locations, record it onboard, and downlink via ground passes to Sidus Mission Control Center (MCC) in Merritt Island, FL.

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

We plan to capitalize on a secular market shift away from static/low frequency satellite imaging and geospatial solutions toward on-demand access of real-time geospatial intelligence. Our strategy is to capitalize on the rapid growth and deployment of millions of low-cost GPS enabled terrestrial, IoT, and space-based sensors to provide data to global customers in near real-time. As we are now entering a new commercial space age, the number of commercial sensors on orbit has expanded from a handful of large expensive commercial satellites just a few years ago to now hundreds and in the near future thousands of sensors that will ultimately change the way we see and understand our world. Our mission is to enable our existing and future customers to prove out new technologies for the space ecosystem rapidly and at low cost and also have access to space-based data on-demand for any problem set or business need. We believe we can deliver this at a lower cost than legacy providers due to our vertically integrated cost-efficiencies, capital efficient constellation design, and improved pricing models with improved data accessibility. We believe the combination of the proven flight heritage and years of industry experience of a traditional space company with the disruptive innovation of a new space startup such as our 3D printing of spacecraft and focus on intellectual property makes us very well positioned in the global space economy.

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

Growing our experienced space hardware operations

We are on track to grow our space and defense hardware operations, with a goal of expanding to two and a half shifts with an increased customer base in the future. With current customers in space, marine, and defense industries, our contract revenue is growing, and we are in active discussions with numerous potential customers, including government agencies, large defense contractors and private companies, to add to our contracted revenue. In the past decade, we have fabricated Ground and Flight products for the NASA SLS Rocket and Mobile Launcher as well as other Commercial Space and Satellite companies. Customers supported include Boeing, Lockheed Martin, Northrop Grumman, Dynetics/Leidos, Blue Origin, United Launch Alliance, Collins Aerospace, L3Harris, OneWeb and Space Systems Loral/Maxar. Various products have been manufactured including fluid, hydraulic and pneumatic systems, electrical control systems, cable harnesses, hardware lifting frames, umbilical plates, purge and hazardous gas disconnects, frangible bolts, reef cutters, wave guides, customized platforms, and other precision machined and electrical component parts for all types of Rockets, Ground, Flight and Satellite systems. In June, Sidus was notified that it was selected as a teammate with Collins Aerospace through the life cycle of the program as a major subcontractor during the period of performance of the NASA xEVAS contract and other contracts with independent commercial entities. The Exploration Extravehicular Activity Services, or xEVAS Program is expected to include the design, development, production, hardware processing, and sustainment of an integrated Extravehicular Activity (EVA) capability that includes a new Spacesuit and ancillary hardware, such as Vehicle Interface Equipment and EVA tools. This EVA capability is to be provided as a service for the NASA International Space Station (ISS), Artemis Program (Gateway and Human Landing System), and Commercial Space missions.

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

We filed for X-band and S-band radio frequencies licensing in February 2021 and were granted approval through a published filing by the ITU on April 4, 2021. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, which is a VIE to us. Our filing contains approved spectrum use for multiple X-Band and S-Band frequencies and five different orbital planes. Additionally, we have filed for a NOAA license related to our initial launch. Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining NOAA licenses or other regulatory approvals for future operations or frequency requirements, could adversely impact our results and growth plans.

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

Our satellite production process is based around normally readily available materials and COTS systems and is highly scalable. We believe that our ongoing innovations in design and manufacturing will further reduce our per satellite costs. We invested approximately $16 million in our business and manufacturing facility through September 30, 2022, and we expect the facility will be at full capacity by the end of 2024. We anticipate that this will enable us to increase the pace of satellite manufacturing and launch cadence. While we believe that our estimate is reliable, the development of our manufacturing facility may take longer than planned, including due to delays in obtaining federal and state regulatory approvals of our final construction plans or any changes that are required to be made to those plans. Any delays in our achieving full manufacturing capacity could adversely impact our results and growth plans.

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

Employee well-being is at the heart of our commitment to provide a positive impact on all. With our core values being rooted in a familial and communal structure, we uphold these values by offering our employees excellent benefits, programs, educational assistance, and insurance of a safe and healthy work environment for all employees. We understand the importance of diversity in the workplace because it was built by diversity. Being a service-disabled, veteran-owned, woman-owned, and Hispanic minority-owned business reflects the open and diverse environment we provide to all who are a part of it.

Community on all scales is fundamental to our success, and because of that, we are committed to leaving a lasting impact on the community that supports us. This commitment brought forth Sidus Serves, our way of actively improving life on earth. Community involvement is key to our culture, and we believe in the power of volunteerism. We actively invest in the communities of our employees’ by supporting K-12 education, providing military and veteran assistance, environmental stewardship, and volunteering at local non-profit organizations. We, and our employees are passionate about the improvement of their communities through individual efforts and partnership with local, regional, and national organizations. We are proud to support local STEM programs and schools in local communities. We are focused on bridging the gap in the aerospace field by supporting young professionals through establishing partnerships with several organizations dedicated to providing STEM learning opportunities to a diverse array of students.

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

Results of Operations

The following table provides certain selected financial information for the periods presented:

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

	Three Months Ended
	September 30,
	2022	2021	Change	%
Revenue	$1,317,247	$499,851	$817,396	164%
Cost of revenue	1,402,870	480,997	921,873	192%
Gross Profit (Loss)	(85,623)	18,854	(104,477)	(554)%
Gross Profit (Loss) Percentage	(7)%	4%

Operating expense	3,789,795	918,199	2,871,596	313%
Other income (expense)	(50,880)	276,604	(327,484)	(118)%
Net loss	$(3,926,298)	$(622,741)	$(3,303,557)	530%

Revenue

The increase in non-related party revenue of 923% for the three months ended September 30, 2022 to approximately $1.26 million as compared to approximately $123,000 for the three months ended September 30, 2021 was primarily driven by increased sales staff which allowed for more aggressive pursuit of customers as well as an increase in our government contracts and manufacturing line. Contracts increased as a result of the timing of industry needs, and proposals submitted. The decrease in revenue from related parties of 85% to approximately $57,101 for the three months ended September 30, 2022 from approximately $377,000 for the three months ended September 30, 2021 was driven by smaller contracts our related party entered into with its customers, resulting in it outsourcing less of its work to us.

Cost of Revenue

The increase in cost of revenue of 192% for the three months ended September 30, 2022 to approximately $1.4 million as compared to approximately $481,000 for the three months ended September 30, 2021 was driven by increased materials purchases and other direct costs related to our increased revenue. As a manufacturing entity, materials and other direct costs are a percentage of revenue. The percent change in the cost of revenue was higher than the percent increase in revenue due to a change in contract mix, and increased materials purchases as well as continued supply chain impacts.

Gross Profit (Loss)

The decrease in our gross profit of approximately $104,000 or 554% to a gross loss of approximately $86,000 for the three months ended September 30, 2022 as compared to a gross profit of approximately $19,000 for the three months ended September 30, 2021 is primarily attributable to mix of contracts and higher supply chain related costs.

Operating Expenses

	Three Months Ended
	September 30,
	2022	2021	Change	%
Operating expenses
Payroll expenses	$1,627,241	$500,881	$1,126,360	225%
Sales and marketing expenses	192,305	-	192,305	100%
Lease expense	80,019	81,926	(1,907)	(2)%
Depreciation expense	28,015	8,880	19,135	215%
Professional fees	681,582	49,680	631,902	1272%
General and administrative expense	1,180,633	276,832	903,801	326%
Total	$3,789,795	$918,199	$2,871,596	313%

Overall operating expenses increased by $2.9 million to approximately $3.79 million for the three months ended September 30, 2022 as compared to approximately $918,000 for the three months ended September 30, 2021. The increase is primarily attributed to an increase in our payroll expenses to approximately $1.63 million from $501,000 for the three months ended September 30, 2021, as a result of an expansion of our staff, an increase in sales and marketing expenses to $192,000 from $0 primarily driven by increased general marketing and investor relations consulting expense, an increase in our professional fees from approximately $50,000 to approximately $682,000, which includes increased legal and accounting fees as a result of being a public company as well as a $600,000 one-time banking advisory fee, and an increase in our other general and administrative costs to $1.2 million from $277,000 for the prior year, which is related to the increase in the size of our Company as well increased insurance, regulatory and other costs associated with being a public company.

Total other income (expense)

During the three months ended September 30, 2022, we had interest expense of $50,880, consisting of $44,700 related to interest on notes payable, $6,126  related to the financing of our insurance policies, and $54 for interest related to credit cards.

During the three months ended September 30, 2021, we had other income of $309,000 for forgiveness of PPP loan and interest expense of $33,000.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

	Nine Months Ended
	September 30,
	2022	2021	Change	%
Revenue	$4,963,945	$885,305	$4,078,640	461%
Cost of revenue	3,724,467	1,057,137	2,667,330	252%
Gross Profit (Loss)	1,239,478	(171,832)	1,411,310	821%
Gross Profit Percentage	25%	(19)%

Operating expense	9,778,757	1,721,683	8,057,074	468%
Other expense	(175,208)	573,867	(749,075)	(131)%
Net loss	$(8,714,487)	$(1,319,648)	$(7,394,839)	560%

Revenue

The increase in non-related party revenue of 893% for the nine months ended September 30, 2022 to approximately $4.1 million as compared to approximately $413,000 for the nine months ended September 30, 2021 was primarily driven by increased sales staff which allowed for more aggressive pursuit of customers. Contracts increased as a result of the timing of industry needs, and proposals submitted. The increase in revenue from related parties of 83% to approximately $864,000 for the nine months ended September 30, 2022 from approximately $472,000 for the nine months ended September 30, 2021 was driven by the mix of contracts as well as larger contracts our related party entered into with its customers, resulting in it outsourcing more of its work to us.

Cost of Revenue

The increase in cost of revenue of 252% for the nine months ended September 30, 2022 to $3.72 million as compared to approximately $1.06 million for the nine months ended September 30, 2021 was driven by increased materials purchases and other direct costs related to our increased revenue. As a manufacturing entity, materials and other direct costs are a percentage of revenue. The percent change in the cost of revenue was smaller than the percent increase in revenue due to the mix of contracts and an increase in our higher margin Satellite-as-a-Service business line.

Gross Profit (Loss)

The increase in our gross profit of approximately $1.41 million or 821% to a gross profit of approximately $1.24 million for the nine months ended September 30, 2022 as compared to a gross loss of approximately $172,000 for the nine months ended September 30, 2021 is primarily attributable to an increase in revenue, the mix of contracts and an increase in our higher margin Satellite-as-a-Service business line.

Operating Expenses

	Nine Months Ended
	September 30,
	2022	2021	Change	%
Operating expenses
Payroll expenses	$3,769,890	$943,743	$2,826,147	299%
Sales and marketing expenses	394,919	71,111	323,808	455%
Lease expense	251,370	165,934	85,436	51%
Depreciation expense	96,611	24,478	72,133	295%
Professional fees	2,135,796	80,173	2,055,623	2564%
General and administrative expense	3,130,171	436,244	2,693,927	618%
Total	$9,778,757	$1,721,683	$8,057,074	468%

Overall operating expenses increased by $8.1 million to approximately $9.78 million for the nine months ended September 30, 2022 as compared to approximately $1.72 million for the nine months ended September 30, 2021. The increase is primarily attributed to an increase in our payroll expenses to $3.77 million from $944,000 for the nine months ended September 30, 2021, as a result of an expansion of our staff, an increase in sales and marketing expenses to $395,000 from $71,000 primarily driven by increased general marketing and investor relations consulting expense, an increase in our lease expenses to $251,000 from $166,000 as a result of our leasing more space for our business expansion, an increase in our professional fees from approximately $80,000 to approximately $2.14 million, which includes a one-time charge of $1.2 million in stock-based consulting fees for investor relations, a $600,000 one-time banking advisory fee as well as increased legal and accounting fees as a result of being a public company, and an increase in our other general and administrative costs to $3.13 million from $436,000 for the prior period, which is related to an increase in the size of our Company as well as increased insurance, regulatory and other costs associated with being a public company.

Total other income (expense)

During the nine months ended September 30, 2022, we had interest expense of $175,000, consisting of $137,000 related to interest on notes payable and $18,000 related to notes payable – related party, $18,000 related to the financing of our insurance policies, $1,300 related to financing of our equipment leases which were paid off in the second quarter and $500 for interest related to credit cards.

During the nine months ended September 30, 2021, we had other income of $634,000 for forgiveness of PPP loan, other expense of $500, and interest expense of $59,500.

Liquidity and Capital Resources

The following table provides selected financial data about us as of September 30, 2022, and December 31, 2021.

	September 30,	December 31,
	2022	2021	Change	%
Current assets	$8,898,452	$16,007,584	$(7,109,132)	(44)%
Current liabilities	$2,227,212	$3,810,269	$(1,583,057)	(42)%
Working capital (deficiency)	$6,671,240	$12,197,315	$(5,526,075)	(45)%

We had an accumulated deficit of $24.1 million and working capital of $6.7 million as of September 30, 2022. As of September 30, 2022, we had $4.4 million of cash.

As of September 30, 2022 and December 31, 2021, the working capital surplus is due to funds raised through equity sales in relation to our initial public offering in December, 2021 and funds raised through financing in relation to our equity line of credit.

Current assets decreased by $7.1 million to $8.9 million as of September 30, 2022 from $16.0 million as of December 31, 2021. The decrease is primarily attributable to incurring a net loss during the first nine months as a result of our Company’s expansion in operations.

Current liabilities decreased by approximately $1.6 million to approximately $2.2 million as of September 30, 2022 from $3.8 million as of December 31, 2021. The decrease was primarily the result of the forgiveness by Craig Technical Consulting, Inc. of Notes payable - related party and related interest of $1.6 million.

For the nine months ended September 30,2022 the Company had a net loss of $8.7 million which included a one-time $1.2 million noncash stock-based consulting fee and a one-time banking advisory fee for $600,000 and $100,000 of legal expense related to the recent financing agreement with B Riley. Adjusting for one-time non-recurring expenses net loss would be approximately $6.8 million. For the nine months ended September 30, 2022, the Company had negative cash flow from operating activities of $9.8 million adjusting for one-time non-recurring expenses of $600,000 and $100,000 noted previously, adjusted negative cash flow from operating activities would be approximately $9.1 million. The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financings which it may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances or collaboration agreements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its projects and services which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash on hand plus additional sources of funding noted previously will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its condensed consolidated financial statement issuance date.

Cash Flow

	Nine Months Ended
	September 30,
	2022	2021	Change	%
Cash used in operating activities	$(9,827,748)	$(518,955)	$(9,308,793)	1794%
Cash used in investing activities	$(1,425,623)	$(30,266)	$(1,395,357)	4610%
Cash provided by financing activities	$1,901,577	$2,763,371	$(861,794)	(31)%
Cash on hand	$4,359,051	$2,234,312	$2,124,739	95%

Cash Flows from Operating Activities

Nine Months ended September 30, 2022 and 2021

For the nine months ended September 30, 2022 and 2021, we did not generate positive cash flows from operating activities. For the nine months ended September 30, 2022, net cash flows used in operating activities was approximately $9.8 million compared to approximately $519,000 during the nine months ended September 30, 2021.

Cash flows used in operating activities for the nine months ended September 30, 2022 is comprised of a net loss of $8.7 million, which was reduced by non-cash expenses of $1.2 million for one-time stock-based consulting fees and $239,000 for depreciation and amortization, and an increase in net change in working capital of approximately $2.56 million.

For the nine months ended September 30, 2021, net cash flows used in operating activities was comprised of a net loss of approximately $1.3 million, which was reduced by non-cash expenses of approximately $295,000 for depreciation and amortization, $200,000 in stock-based compensation, gain on forgiveness of a PPP note of $634,000, and a decrease in net change in working capital of approximately $928,000.

Cash Flows from Investing Activities

During the nine months ended September 30, 2022 and 2021, we purchased property and equipment in the amount of approximately $1.4 million and $30,000 respectively. The increase related primarily to the purchase of assets related to the satellite side of our business.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities of approximately $1.9 million included $3.1 million in net proceeds from issuance of common stock and payments of approximately $148,000 to pay off our finance leases, repayments of notes payable of approximately $214,000 and repayments of notes payable – related party to Craig Technical Consulting, Inc., our principal stockholder, of $797,500.

During the nine months ended September 30, 2021, net cash provided by financing activities of $2.8 million included $2.7 million from the sale of 3 million common shares, proceeds from our principal shareholder of $90,000, proceeds from a PPP loan of $308,000, and was offset by the repayment of notes payable of $16,000, payments on our finance leases of $62,000 and repayment of note payable to a related party of $250,000.

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

Revenue Recognition

We adopted ASC 606 – Revenue from Contracts with Customers using the modified retrospective transition approach. The core principle of ASC 606 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for exchange of those goods or services. Our updated accounting policies and related disclosures are set forth below, including the disclosure for disaggregated revenue. The impact of adopting ASC 606 was not material to the Condensed Consolidated Financial Statements.

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

Inventory

Inventory consists of work in progress and consists of estimated revenue calculated on a percentage of completion based on direct labor and materials in relation to the total contract value.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses, which relate to internal controls over financial reporting, that were identified is:

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

Management’s Plan to Remediate the Material Weakness

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a newly appointed full-time Principal Financial Officer, a full-time controller, a full-time cost accountant, and 2 bookkeepers, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIDUS SPACE, INC.

Date: November 14, 2022	By:	/s/ Carol Craig
Carol Craig Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Teresa Burchfield
Teresa Burchfield Chief Financial Officer (Principal Financial and Accounting Officer)

-31-