Form 10-K/A
period 2021-12-31
Sidus Space Inc.
filed 2022-12-08
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of common shares outstanding as of April 4, 2022 was 16,574,040

Documents Incorporated by Reference: None.

Auditor Firm ID	Auditor Name	Auditor Location
5041	BF Borgers CPA PC	Lakewood, CO

EXPLANATORY NOTE

Sidus Space, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 5, 2022 (the “Original Filing”) solely to amend Part IV – Item 15. Exhibits and Financial Statement Schedules to provide an updated Exhibit 23.1.

This Amendment No. 1 contains only the cover page, this explanatory note, Item 15 and the updated Exhibit 23.1. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect subsequent events that occurred or facts that became known to us after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing.

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 24, 2021 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 16, 2021 (incorporated by reference to Exhibit 3.3 to Form 10-K filed with the SEC on April 5, 2022)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Form 10-K filed with the SEC on April 5, 2022)
4.1+	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
4.2	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed with the SEC on April 5, 2022)
10.1	Sidus Space, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-K filed with the SEC on April 5, 2022)
10.2	Revenue Loan and Security Agreement dated December 1, 2021 by and among Sidus Space, Inc., Carol Craig and Decathlon Alpha IV, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.3	Loan Assignment and Assumption Agreement dated December 1, 2021 by and between Decathlon Alpha IV, L.P., Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.4	Loan Agreement dated May 1, 2021 by and between Sidus Space, Inc. and Craig Technical Consulting, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)

10.5	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.6	Lease Agreement dated as of November 29, 2016 between 400 W. Central LLC and Craig Technologies Properties, LLC (assigned to Sidus Space, Inc.) (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.7	Lease Agreement dated as of May 21, 2021 between 400 W. Central LLC and Sidus Space, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021).
10.8	Commercial Sublease Agreement dated August 1, 2021 by and between Sykes Creek Limited Partnership, Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.9#	NASA Contract Award dated November 5, 2018 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.10+	Employment Agreement between Sidus Space, Inc. and Carol Craig dated December 16, 2021 (incorporated by reference to Exhibit 10.10 to Form 10-K filed with the SEC on April 5, 2022)
10.11	Consulting Agreement between Sidus Space, Inc. and EverAsia Financial Group, Inc. dated August 21, 2021 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed with the SEC on April 5, 2022)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
23.1*	Consent of BF Borgers CPA PC.
24**	Power of Attorney (included on signature page hereto).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

+ Management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

* Filed herewith

** Previously filed

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of December, 2022.

SIDUS SPACE, INC.

/s/ Carol Craig
Carol Craig
Chief Executive Officer (Principal Executive Officer) and Chairwoman

Signature	Title	Date

/s/ Carol Craig	Chief Executive Officer (Principal Executive Officer) and Chairwoman	December 8, 2022
Carol Craig

*	Chief Financial Officer	December 8, 2022
Scott Silverman	(Principal Financial and Accounting Officer) and Director

*	Chief Technology Officer and Director	December 8, 2022
Jamie Adams

*	Director	December 8, 2022
Dana Kilborne

*	Director	December 8, 2022
Cole Oliver

*	Director	December 8, 2022
Miguel Valero

By:	/s/ Carol Craig
Carol Craig, Attorney-in-fact

-5-