Form 10-Q/A
period 2022-09-30
Sidus Space Inc.
filed 2022-12-08
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Sidus Space, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2022 (the “Original Filing”) solely to revise certain disclosures in the condensed notes to consolidated financial statements for the nine months ended September 30, 2022. Accordingly, the Original Filing is hereby amended and restated as set forth below. Except as described above, no other changes have been made to the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect subsequent events that occurred or facts that became known to us after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing.

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

Going Concern

For the nine months ended September 30,2022 the Company had a net loss of $8.7 million . We have non-recurring one time expenses of $1.9 million included in our net loss. For the nine months ended September 30, 2022, the Company had negative cash flow from operating activities of $9.8 million. We have non-recurring one time expenses of $700,000 included in our cash flow from operating activities. The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financings which it may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances or collaboration agreements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its projects and services which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash on hand plus additional sources of funding noted previously will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its condensed consolidated financial statement issuance date.

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

For the nine months ended September 30,2022 the Company had a net loss of $8.7 million . We have non-recurring one time expenses of $1.9 million included in our net loss. For the nine months ended September 30, 2022, the Company had negative cash flow from operating activities of $9.8 million. We have non-recurring one time expenses of $700,000 included in our cash flow from operating activities. The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financings which it may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances or collaboration agreements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its projects and services which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash on hand plus additional sources of funding noted previously will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its condensed consolidated financial statement issuance date.

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

SIDUS SPACE, INC.

Date: December 8, 2022	By:	/s/ Carol Craig
Carol Craig Chief Executive Officer (Principal Executive Officer)

Date: December 8, 2022	By:	/s/ Teresa Burchfield
Teresa Burchfield Chief Financial Officer (Principal Financial and Accounting Officer)

-31-