Form 10-K
period 2022-12-31
Sidus Space Inc.
filed 2023-03-15
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-41154

SIDUS SPACE, INC.

(Exact name of registrant as specified in charter)

Delaware	46-0628183
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

150 N. Sykes Creek Parkway, Suite 200 Merritt Island, FL	32953
(Address of principal executive offices)	(Zip code)

(321) 450-5633

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock, $0.0001 par value	SIDU	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $3.30 per share, which was the last sale price of the Class A common stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $22,684,332.

Number of Class A common shares and Class B common shares outstanding as of March 15, 2023 was 25,272,736 and 10,000,000, respectively.

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

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

●	The success of our business will be highly dependent on our ability to effectively market and sell our commercial satellite manufacturing, launch, and data services for small LEO satellites

●	We have not yet delivered our 3D printed satellites into orbit, and any setbacks we may experience during our first commercial satellite launch planned for 2023 and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation, and could harm our reputation.

●	The market for commercial satellite manufacturing, launch and data services for small LEO satellites is not well established, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

●	Our ability to grow our business depends on the successful development of our satellites and related technology, which is subject to many uncertainties, some of which are beyond our control.

●	We routinely conduct hazardous operations in testing of our satellite subsystems, which could result in damage to property or persons. Unsatisfactory performance or failure of our satellites and related technology at launch or during operation could have a material adverse effect on our business, financial condition and results of operation.

●	We may experience a total loss of our technology and products and our customers’ payloads if there is an accident on launch or during the journey into space, and any insurance we have may not be adequate to cover our loss.

●	Any delays in the development and manufacture of satellites and related technology may adversely impact our business, financial condition and results of operations.

●	Our customized hardware and software may be difficult and expensive to service, upgrade or replace.

●	Our satellites may collide with space debris or another spacecraft, which could adversely affect our operations.

●	If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, or if we are unable to manufacture our products at a quantity and quality that our customers demand, our ability to grow our business may suffer.

●	If we are unable to maintain relationships with our existing launch partners or enter into relationships with new launch partners, we may be unable to reach our targeted annual launch rate, which could have an adverse effect on our ability to grow our business.

●	Our business is subject to a wide variety of extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

●	Craig Technical Consulting, Inc., or CTC, controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

●	We may be a “controlled company” within the meaning of the Nasdaq rules and, as a result, may qualify for, and may rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

●	The dual-class structure of our common stock as contained in our amended and restated certificate of incorporation, as amended, has the effect of concentrating voting control with those stockholders who held our capital stock prior to our initial public offering, comprised of our Chief Executive Officer. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A common stock.

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

In addition, we are building a multi-mission satellite constellation using our hybrid 3D printed multipurpose satellite to provide continuous, near real-time Earth Observation and Internet-of-Things (IOT) data for the global space economy. We have designed and are manufacturing LizzieSat (LS) for our LEO satellite constellation operating in diverse orbits (28°-98° inclination, 300-650km altitude) as approved by the International Telecommunication Union (ITU) in February 2021. LS is expected to begin operations in 2023. Initial launches are planned via NASA CRS2 program agreement and launch service rideshare contracts. Each LS is 100kg with 35kg dedicated to payloads including remote sensing instruments. Payloads (Sidus or customer owned) can collect data over multiple Earth based locations, record it onboard, and downlink via ground passes to Sidus Mission Control Center (MCC) in Merritt Island, FL.

Leveraging our existing manufacturing operations, flight hardware manufacturing experience and commercial off the shelf subsystem hardware, we believe we can deliver customer sensors to orbit in months, rather than years. In addition, we intend on delivering high-impact data for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things. While our business has historically been centered on the design and manufacture of space hardware, our expansion into manufacture of spacecraft as well as on-orbit constellation management services and space data applications has led us to innovating in the area of space data applications. We continue to patent our products including our satellites, external platforms and other innovations. Sidus offerings include a broad area of market sub-segments, such as:

●	Mission Critical Hardware Manufacturing
●	Multi-Disciplinary Engineering Services
●	Satellite Design, Production, Launch Planning, Mission Operations, and In-Orbit Support
●	On-Orbit Testing of Space Ecosystem Technologies and Hardware
●	Data and Analytics Derived from Satellite Missions

Each of these areas and initiatives addresses a critical component of our cradle-to-grave solution and value proposition for the space economy as a Space-as-a-Service company. The majority of our revenues to date have been from our space related hardware manufacturing, however, 2022 revenue includes revenue related to our multi-mission constellation and our hybrid 3D printed LizzieSat satellite.

We support a broad range of international and domestic government and commercial companies with its hardware manufacturing including the Department of State, the Department of Defense, NASA, Collins Aerospace, Lockheed Martin, Teledyne Marine, Bechtel, and L3Harris in areas that include launch vehicles, satellite hardware, and autonomous underwater vehicles. Planned services that benefit not only current customers but additional such as Mission Helios include providing the ability for customers to demonstrate that a technology (hardware or software) performs successfully in the harsh environment of space and delivering space-based data that can provide critical insight for agriculture, commodities tracking, disaster assessment, illegal trafficking monitoring, energy, mining, oil and gas, fire monitoring, classification of vegetation, soil moisture, carbon mass, Maritime AIS, Aviation ADS, weather monitoring, and space services. We plan to own and operate one of the industry’s leading U.S. based low earth orbit (“LEO”) small satellite (“smallsat” or “smallsats”) constellations. Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase our international and domestic partnerships and to expand our analytics offerings in order to increase the value we deliver to our customers. Our two operating assets—our satellite constellation and hardware manufacturing capability—are mutually reinforcing and are a result of years of heritage and innovation.

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

Growing our experienced space hardware operations

We are on track to grow our space and defense hardware operations, with a goal of expanding to two and a half shifts with an increased customer base in the future. With current customers in space, marine, and defense industries, our contract revenue is growing, and we are in active discussions with numerous potential customers, including government agencies, large defense contractors and private companies, to add to our contracted revenue. In the past decade, we have fabricated ground and flight products for the NASA SLS Rocket and Mobile Launcher as well as other commercial space and satellite companies. Customers supported include Boeing, Lockheed Martin, Northrop Grumman, Dynetics/Leidos, Blue Origin, United Launch Alliance, Collins Aerospace, L3Harris, OneWeb and Space Systems Loral/Maxar. Various products have been manufactured including fluid, hydraulic and pneumatic systems, electrical control systems, cable harnesses, hardware lifting frames, umbilical plates, purge and hazardous gas disconnects, frangible bolts, reef cutters, wave guides, customized platforms, and other precision machined and electrical component parts for all types of Rockets, Ground, Flight and Satellite systems. In June 2022, the NASA xEVAS, 12 year, $3.5 Billion multiple award contract was awarded to Collins Aerospace and Axiom Space. We are a member of the Collins Aerospace team and expect to support this contract upon execution of task orders issued by NASA and contracts with independent commercial entities. The Exploration Extravehicular Activity Services, or xEVAS Program is expected to include the design, development, production, hardware processing, and sustainment of an integrated Extravehicular Activity (EVA) capability that includes a new Spacesuit and ancillary hardware, such as Vehicle Interface Equipment and EVA tools. This EVA capability is to be provided as a service for the NASA International Space Station (ISS), Artemis Program (Gateway and Human Landing System), and Commercial Space missions.

Commencing and Expanding Commercial Satellite Operations

Our goal is to help customers understand how space-based data can be impactful to day-to-day business. Our strategy includes increasing the demand downstream by starting out as end user focused. While others are focused on data verticalization strategy specializing on a key sectors or problem set, we believe that flexibility in production, low-cost bespoke design and ‘Bringing Space Down to Earth’ for consumers will provide a scalable model for growth. Critical Design Review (CDR) was successfully completed in the third fiscal quarter of 2022. Initial contracts for launch were signed in December of 2021 with NASA and Mission Helios, a blockchain company. We are in active discussions with numerous potential customers, including domestic and international government agencies, for payload hosting and data related to our planned satellite launches over the next 24 months.

We filed for X-band and S-band radio frequencies licensing in February 2021 and were granted approval through a published filing by the ITU on April 4, 2021. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, which is a variable interest entity (“VIE”)to us. Our filing contains approved spectrum use for multiple X-Band and S-Band frequencies and five different orbital planes. Additionally, we filed and received approval for a NOAA license related to our initial launch. Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining NOAA licenses or other regulatory approvals for future operations or frequency requirements, could adversely impact our results and growth plans.

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

Revenue Generation

We generate revenue by selling payload space on our satellite platform, providing engineering and systems integration services to strategic customers on project-by-project basis, and manufacturing space hardware. This support is typically contracted to both commercial and government customers under fixed price contracts and often includes other services. Additionally, we intend to add to our revenue by selling geospatial data captured through our constellation. Our data monetization strategy includes selling data directly to other companies and consumers, selling data to data aggregation firms, listing our data on a data marketplace and leveraging a white label data commerce platform.

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

Our satellite production process is based around normally readily available materials and COTS systems and is highly scalable. We believe that our ongoing innovations in design and manufacturing will further reduce our per satellite costs. We invested approximately $16 million in our business and manufacturing facility through December 31, 2022, and we expect the facility will be at full capacity by the end of 2024. We anticipate that this will enable us to increase the pace of satellite manufacturing and launch cadence. While we believe that our estimate is reliable, the development of our manufacturing facility may take longer than planned, including due to delays in obtaining federal and state regulatory approvals of our final construction plans or any changes that are required to be made to those plans. Any delays in our achieving full manufacturing capacity could adversely impact our results and growth plans.

Environmental, social, and corporate governance

We are developing an Environmental, Social and Governance (ESG) policy that will implement the tracking of several indicators we believe are critical to ensure we are doing our part to continue sustainable growth and maximize shareholder value. We have been in business for ten years manufacturing space hardware and components, and in that time, implementation of policies and processes to mitigate environmental impact have been of upmost importance. Furthermore, since our inception, we have recognized the value of our employees and have always endeavored to prioritize employee well-being. We also understand that our efforts to promote value and well-being are not limited to our employees. We are committed to the communities we belong to and have endeavored to provide tangible benefits back to the community that supports us.

Environmental

As the global awareness and importance of environmental sustainability increases, we recognize our duty to implement developments that not only facilitate the evolution of aerospace solutions, but also promote environmentally conscious protocols yielding measurable results toward the conservation of our planet. A key component of our focus on sustainability is found in our utilization of in-house 3D printing technology as a primary manufacturing asset. The development of 3D printing is host to a variety of manufacturing improvements but perhaps one of the chief benefits is the reduced environmental Impact of our manufacturing. Our LizzieSat constellation will contribute to this reduced impact as a portion of the satellite bus is 3D printed.

Manufacturing parts with a 3D printer reduces overall energy consumption and waste, reducing our carbon footprint compared to its predecessor of conventional machining. Additional benefits include the removal of waste and unnecessary energy associated with conventional machining, often resulting in the production of more scrapped material per part than the material that part is composed of. While these are among the biggest impacts, the effects to can be seen in smaller scales. Due to the massive reduction in weight 3D printing provides, energy spent using cargo ships and commercial vehicles for transportation sees a significant decrease. This reduction in weight is accompanied by a reduction in space requirements for housing the material, cutting out the need for large storage spaces and the energy needed to maintain those facilities.

Looking toward the future, the potential for exciting developments in the field of sustainability are of upmost importance. These developments include the planned use of more biodegradable and/or recycled materials that can be used to manufacture parts and further benefit the environment. Until these developments occur, we are doing our part through the practice of recycling of metal and any used oil and coolant. As technologies continue to advance, we remain dedicated to preserving the Earth and continuing to evolve with newer technologies as they develop.

Social

We recognize the importance of our employees, the community with which we are situated as well as the global community. This recognition has led us to implement a variety of actions that support society from the individual to global scale.

Employee well-being is at the heart of our commitment to provide a positive impact on all. We understand the importance of diversity in the workplace because we were built on diversity. Being a service-disabled, veteran-owned, woman-owned, and Hispanic minority-owned business reflects the open and diverse environment we provide to all who are a part of it.

Community on all scales is fundamental to our success, and because of that, we are committed to leaving a lasting impact on the community that supports us. This commitment brought forth Sidus Serves, our way of actively improving life on earth. Community involvement is key to our culture, and we believe in the power of volunteerism. We actively invest in the communities of our employees and are passionate about the improvement of their communities through individual efforts and partnership with local, regional, and national organizations. We also believe it is important to bridge the gap in the aerospace field by supporting young professionals through establishing partnerships with several organizations dedicated to providing STEM learning opportunities to a diverse array of students.

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

Expand within our current customer base. As our space-as-a-service offerings grows and delivers results, we expect that our current customers will increase their spending on our services.

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

According to Morgan Stanley research, as reported in February 2021, the $350 billion global space industry could surge to over $1 trillion by 2040. In addition, Euroconsult expects that over the next decade, the total manufacturing and launch market value for small satellites is expected to reach $54.2 billion, more than three times the market value over 2011-2020. Although this indicates significant growth, it does not reflect the four-fold increase in the number of satellites resulting from the rise of cubesats, constellations and the introduction of low-cost systems for both manufacturing and launch, which will reduce average costs and market value. 4

Rapid growth in private investment in the commercial space industry has led to a wave of new companies reinventing major elements of the traditional space industry, including human spaceflight, satellites, and launch, in addition to unlocking entirely new market segments. Furthermore, government agencies have realized the value of the private commercial space industry and have become increasingly more supportive and reliant on private companies to catalyze innovation and advance national space objectives. In the United States, this has been evidenced by notable policy initiatives and by commercial contractors’ growing share of space activity.

Launch Market

We are witnessing a shift in the launch requirements of satellite operators, as the launch industry adjusts to the increasing volume of launches and the shift from larger satellites to smallsats. According to a study, conducted and published by the NASA Ames Research Center in 2016, in recent years, the satellite market has been undergoing a major evolution with new space companies replacing the traditional approach of deploying a few large, complex and costly satellites with a multitude of smaller, less complex and cheaper satellites. This new approach has created a sharp increase in the number of launched satellites and so the historic trends are no longer representative.

The launch industry’s initial response was the introduction of ridesharing, allowing multiple operators to share the cost of a large launch vehicle. This combined with the emergence of new launch vehicles reduced launch costs and increased access to space for small satellite operators. However, operators must wait until a particular rideshare is full for their launch. In addition, all small satellites on a single rideshare are delivered to a single orbital destination. From there, small satellites must either complete a time-consuming orbit raise to their desired orbit, requiring a significant on-board propulsion system or an in-space shuttle. While in-space shuttling reduces the need for satellite propulsion capability, shuttles add significant expense and take weeks or months to reach the desired orbit.

Small Satellite Market

Another paradigm shift in the commercial space market is the rise of the small satellite market. Starting several years ago in 2018, the space industry began a dramatic transformation. Demand for large geosynchronous communications satellites dramatically declined as companies prepared to launch constellations of hundreds or thousands of smaller, less expensive broadband satellites in low and medium Earth orbits. Euroconsult anticipates that about 13,910 satellites <500 kg will be launched in the next ten years, according to the 7th edition of its small satellite market report released in April 2021. This total represents a 38% increase over the 10,100 satellites that were expected in its previous edition.

Moreover, the rise of this market has also created a new market segment in nanosatellites and microsatellites, weighing less than 10 kg and between 10 and 100 kg, respectively. While these satellites can be deployed individually, they can also be operated as part of a constellation, a large group of satellites interconnected to provide a service, such as the Starlink satellite constellation’s offering of global internet connectivity. According to Euroconsult’s April 2021 small satellite market report, the next decade will be defined primarily by the rollout of multiple constellations, which will account for 84% of smallsats, mainly for commercial operators.

The number of small satellites launched has increased from 39 in 2011 to 1,202 in 2020. In just the period between 2019 to 2020 there has been over 300% growth going from 289 to 1202. According to a report published in 2021 by Bryce Space & Technology, 40% of all smallsats launched in last 10 years were launched in 2020.

The growth in the satellite constellations market is being driven by technological advances in ground equipment, new business models, expanded funding, and growing demand for high bandwidth and lower latency. Though this satellite constellations market remains nascent in maturity, we anticipate considerable growth over the coming years in the launch industry as companies continue to seek versatile and low-cost ways to deliver single satellites to specific orbits or deploy their satellite constellations. Furthermore, we anticipate the growth of the satellite constellations market to contribute business to our Satellite Services offerings. LEO satellite constellations have relatively short lifespans on orbit, resulting in a requirement to launch replenishment satellites every few years.

According to Prospects for the Small Satellite Market – A Euroconsult Report 7th Edition April 2021, smallsats are often viewed by entrepreneurs as enablers of disruptive business models because of the growing data needs of the digital economy. Rapid, constant improvement of smallsats from one generation to the next means new capabilities and possibilities may constantly be developed. Further, investment in the space industry is still accelerating from 2020 and beyond. Vertically-integrated players attract the most funding. In the growing smallsat industry, with lower entry barriers and shorter timeframes, tangible investment opportunities in manufacturing are available. Just between 2018 and 2020, start-ups involved in smallsat integration raised $1.4B (SpaceX excluded) while pure smallsat subsystems manufacturers, $0.2B. Among integrators, by far the most successful recipients of funding are vertically-integrated players who produce and operate their own constellation while directly providing service to the end user. Vertical integration becomes especially relevant when there is a recurring production need (e.g. limited lifetimes, need for cyclical replacements) and when economies of scale are possible. It can also be driven by the need to secure its supply chain and keeping key differentiators in house, or when no compatible supply is available.

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

LEO Launch and Deployment Services

We strive to become a trusted platform for providing an affordable approach for launch, payload hosting, and deployment services in space. Our planned diverse range of launch, in-orbit, and deployment platforms is planned to be tailored to complement any mission.

Space-Based Geospatial Intel, Imagery and Data Analytics

We anticipate delivering reliable high-impact analytics and insights to international and domestic customers by combining our platform with multiple imaging solutions to increase the efficacy and emergence of data. We intend to collect, analyze, enrich, and deliver data gathered from our custom constellation to provide intelligent analytics to its customers. Our comprehensive data collection is expected to create a repository of insights for aviation, maritime, weather, space services, earth intelligence and observation, and federal industries from the ultimate vantage point – space.

Space Platforms

We anticipate offering a variety of affordable space platforms which allow our clients to conduct full missions and/or test new technologies in space at a reduced schedule and cost. Our platforms include:

External Flight Test Platform (EFTP)

Our External Flight Test Platform offers multiple industries to develop, test, and fly experiments, hardware, materials, and advanced electronics on the ISS at a reduced cost and schedule. Potential payloads include optical communications, materials, satellite components, electroplating, and pharmaceutical testing. The EFTP includes integration and delivery to the ISS and has a typical deployment period of 15 weeks. All payloads can be returned after the mission if requested by the payload provider. Our EFTP is characterized by:

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

LizzieSatTM (LS)

LizzieSat (LS) is currently in development as a hybrid 3D manufactured Low Earth Orbit (LEO) microsatellite that focuses on rapid, cost-effective development and testing of innovative spacecraft technologies for multiple customers. LS is planned to combine static component testing and LEO spacecraft development and deployment to provide complete life cycle services to commercial and government customers for Internal Research & Development (IR&D), data analytics and/or proof of concept. We anticipate that LS will leverage our in-house low-cost additive manufacturing of satellites using the Markforged X7, an industrial 3D printer featuring a dual nozzle print system that supports continuous carbon fiber and Kevlar reinforcement, to provide rapid, agile development of spacecraft due to its modular design.

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

On November 5, 2018 we were awarded a 5-year indefinite delivery indefinite quantity contract by NASA to provide services to manage and perform the work for the successful integration and on-orbit operations of the platform for U.S. government customers with the option to utilize the platform for commercial efforts as well. Pursuant to the agreement, we are responsible for marketing and operating the SSIKLOPS as well as sustaining the SSIKLOPS and associated hardware.

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

Customer / Market Research

The need to provide commercial testing capabilities in space has been growing for many years and has become a requirement for many innovating companies. According to Euroconsult’s Prospectus for the Small Satellite Market, 8th Edition released in July of 2022, Euroconsult reported 1,738 small satellites were launched in 2021 which is 1.5x more than 2020 (1,195 small satellites launched in 2020). The small satellite industry is gearing up for significant expansion in terms of capabilities and demand. According to Euroconsult’s report, the number of satellites to be launched from 2022 to 2031 is estimated to be 18,500. As the small satellite market grows, the requirement for rapid flight proven testing is becoming more crucial. Although ground-based testing is available, it does not provide a mirrored testing environment for spacecraft and subcomponent testing. We intend to address this need with our Sidus Constellation. Furthermore, customization of the Sidus Constellation with appropriate technology can provide subscription data and imagery services for customers whose needs prompt consideration for a separate constellation. Currently, our core market corresponds most directly with satellite manufacturing and offering LEO space-as-a-service solutions. However, we believe our addressable market can also continue to expand in similar and adjacent industries such as government and defense manufacturing. We have generated space-related manufacturing revenue since 2012, and we have been generating revenue from our commercial constellation space offering since the first quarter of 2022 as we continue to finalize customers for LizzieSat-1 (LS-1) and subsequent missions. We signed a multi-launch agreement with SpaceX for five LizzieSat rideshare missions beginning in 2023. These five satellite missions support previously announced customers as well as potential future customers as we continue to layer new missions into our pipeline.

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

On-demand delivery of low-cost geospatial analytics through subscription contracts to commercial customers. Geospatial intelligence and analytics have generally been prohibitively expensive for many commercial customers, with price points geared towards government end users. Our constellation is designed to provide our services to commercial customers at a low cost, which we expect will expand our base of potential customers. Our data monetization strategy includes selling data directly to other companies and consumers, selling data to data aggregation firms, listing our data on a data marketplace and leveraging a white label data commerce platform.

Proprietary, low-cost smallsat assembly. We design satellites and manufacture our satellites in-house. Controlling the satellite production process from design through manufacturing enables us to upgrade our satellites during production, integrate customer technologies and data needs at various points during the entire production cycle and continuously improve our satellites’ capabilities, as well as build out and maintain our optimal constellation size at a relatively low cost. Our low-cost satellites benefit from longer life and decreasing launch and on-orbit costs and our planned multi-mission constellation with vertical integration equals efficient use of capital expenses.

Our Intellectual Property

We continually invest in innovative solutions and as of December 31, 2022 have 6 space related patents approved or pending, which ownership was transferred to us by our majority shareholder, Craig Technologies, at no charge. Our patented technologies include a print head for regolith-polymer mixture and associated feedstock for which a notice of allowance was received by us in October 2021; a heat transfer system for regolith which patent expires in June 2039; a method for establishing a wastewater bioreactor environment which patent expires in July 2039; vertical takeoff and landing pad and interlocking pavers to construct same which patent expires in April 2039; and high-load vacuum chamber motion feedthrough systems and methods which patent expires in May 2039.

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

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot assure you that our patents and other proprietary rights will not be challenged, invalidated or circumvented, that others will not assert intellectual property rights to technologies that are relevant, or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.

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

International Traffic in Arms Regulations (“ITAR”) and Export Controls

Our business is subject to, and we must comply with, stringent U.S. import and export control laws, including the ITAR and Export Administration Regulations (“EAR”) of the Bureau of Industry and Security of the U.S. Department of Commerce. The ITAR generally restricts the export of hardware, software, technical data, and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software, and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the U.S.

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

Many different types of internal controls and measures are required to ensure compliance with such export control rules. In particular, we are required to maintain registration under the ITAR; determine the proper licensing jurisdiction and classification of products, software, and technology; and obtain licenses or other forms of U.S. government authorizations to engage in activities, including the performance by foreign persons, related to and who support our spaceflight business. Under the ITAR, we must receive permission from the Directorate of Defense Trade Controls to release controlled technology to foreign person employees and other foreign persons.

Employees/Human Capital

As of December 31, 2022, we had 64 full-time employees and 7 part-time employees. We are not party to any collective bargaining agreements. Our workforce is concentrated in the “Florida Space Coast,” however we are accustomed to working as a cohesive team with remote workers which should be beneficial as we expand and add employees in different geographical areas nationwide and worldwide. Our management team is comprised of our CEO and six (6) of her direct reports who, collectively, have management responsibility for our business. Our management team places significant focus and attention on matters concerning our human capital assets, particularly our diversity, capability development, and succession planning. Accordingly, we regularly review employee development and succession plans for each of our functions to identify and develop our pipeline of talent.

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

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges it may encounter. Risks and challenges we have faced or expects to face include our ability to:

●	forecast our revenue and budget for and manage our expenses;

●	attract new customers and retain existing customers;

●	effectively manage our growth and business operations, including planning for and managing capital expenditures for our current and future space and space-related systems and services, managing our supply chain and supplier relationships related to our current and future product and service offerings, and integrating acquisitions;

●	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

●	maintain and enhance the value of our reputation and brand;

●	develop and protect intellectual property; and

●	hire, integrate and retain talented people at all levels of our organization.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about its future revenue and expenses may not be as accurate as they would be if it had a longer operating history or operated in a more developed market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from its expectations and its business, financial condition and results of operations could be adversely affected.

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

We have incurred significant losses since our inception. We incurred net losses of $12,839,968 and $3,746,138 for the years ended December 31, 2022 and 2021, respectively. While we have generated limited revenue to date, we have not yet achieved production level satellite manufacturing, launch and data activities, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

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

We have not yet delivered our 3D printed satellites into orbit, and any setbacks we may experience during our first commercial satellite launch and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation, and could harm our reputation.

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

There is no guarantee that our planned commercial launches or subsequent commercial launches thereafter will be successful. While we believe that our launch partners have built operational processes to ensure that the design, manufacture, performance and servicing of their launch vehicles and rockets meet rigorous performance goals, there can be no assurance that our launch partners will not experience operational or process failures and other problems during our first commercial launch or any planned launches thereafter. Any failures or setbacks, particularly on our first commercial launches, could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.

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

We do not own or operate our own launch vehicles. We rely on third party launch partners to launch our and our customers’ satellites. Part of our strategy involves increasing our launch cadence and reaching 100 satellites launched by 2026. Our ability to achieve such launch cadence targets will depend on our ability to maintain our relationships with our existing launch partners and add new launch partners in the future. We currently have agreements with the International Space Station and Vaya Space and expect to enter into a variety of arrangements to secure additional launch partners. We may in the future experience delays in our efforts to secure additional launch partners. Challenges as a result of regulatory processes or in the ability of our partners to secure the necessary permissions to establish launch sites could delay our ability to achieve our target cadence and could adversely affect our business.

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

We face intense competition in the commercial space market and amongst our competitors. Currently, our primary competitors in the commercial satellite market are Blacksky, Spire, Hawkeye 360, LoftOrbital, and IceEye. In addition, we are aware of a significant number of entities actively engaged in developing commercial launch capabilities for small and medium sized satellite payloads, including Virgin Orbit, Relativity, ABL, and Firefly, among others. Many of our current and potential competitors are larger and have substantially greater financial or other resources than we currently have or expect to have in the future, and thus may be better positioned to exploit the market need for small payloads and targeted orbital delivery, which is the focus of our business. They may also be able to devote greater resources to the development of their current and future technologies, which could overlap with our technologies, or the promotion and sale of their products and services. Our competitors could offer small launch vehicles at lower prices, which could undercut our business strategy and potential competitive edge. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings relative to ours. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.

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

As part of our growth, we aim to establish offices and partnerships outside of the United States. We plan to continue to build our pipeline of global customers to include joint ventures and strategic partnerships. As we expand internationally, we expect that we would be subject to additional risks related to entering into international business relationships, including:

●	restructuring our operations to comply with local regulatory regimes;

●	identifying, hiring and training highly skilled personnel;

●	unexpected changes in tariffs, trade barriers and regulatory requirements, including through the International Traffic in Arms Regulations, or ITAR, Export Administration Regulations, or EAR, and Office of Foreign Assets Control, or OFAC;

●	economic weakness, including inflation, or political instability in foreign economies and markets;

●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	the need for U.S. government approval to operate our spaceflight systems outside the United States;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue;

●	government appropriation of assets;

●	workforce uncertainty in countries where labor unrest is more common than in the United States; and

●	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act, or FCPA, OFAC regulations and U.S. anti-money laundering regulations, as well as exposure of our foreign operations to liability under these regulatory regimes.

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

We have been focused on developing satellite manufacturing and launch capabilities and services since 2013. This limited operating history makes it difficult to evaluate our future prospects and the risks and challenges it may encounter.

Because we have limited historical financial data and operate in a rapidly evolving market, any predictions about its future revenue and expenses may not be as accurate as they would be if it had a longer operating history or operated in a more developed market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

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

We will be subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by various tax jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations. Further, we may be unable to utilize our net operating losses in the event a change in control is determined to have occurred.

Our Chief Executive Officer, Carol Craig, is also the Chief Executive Officer of CTC, our principal stockholder, and may allocate her time to such other business thereby causing conflicts of interest in her determination as to how much time to devote to our affairs. This could have a negative impact on our ability to implement our plan of operation.

Our Chief Executive Officer, Carol Craig, is also the Chief Executive Officer of CTC and may not commit her full time to our affairs, which may result in a conflict of interest in allocating her time between our business and the other business. Ms. Craig spends approximately 50 hours per week working for us. Furthermore, our Chief Executive Officer is not obligated to contribute any specific number of her hours per week to our affairs. If other business affairs require our Chief Executive Officer to devote more amounts of time to other affairs, including the business of CTC, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to implement our plan of operation.

Risks Related to our Relationship with Craig Technical Consulting, Inc.

CTC controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

CTC owns a 92.6% of the economic interest and voting power of our outstanding common stock as of December 31, 2022. As long as CTC beneficially controls a majority of the voting power of our outstanding Class B common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if CTC were to control less than a majority of the voting power of our outstanding Class B common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our Class B common stock. If CTC continues to hold its shares of our Class B common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

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

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is sustained, our common stock may remain thinly traded.

The listing rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our common stock;

●	the number of investors in general that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that we sold in our initial public offering, has one vote per share. CTC holds all of the issued and outstanding shares of our Class B common stock, representing approximately 92.6% of the voting power of our outstanding capital stock. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holder of our Class B common stock could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until converted by our Class B common stockholder. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 150 N. Sykes Creek Parkway, Suite 200, Merritt Island, Florida 32953. We occupy facilities totaling approximately 3500 square feet under a sublease from Craig Technical Consulting, Inc., a principal stockholder and an entity owned and controlled by our Chief Executive Officer, Carol Craig, pursuant to a commercial sublease agreement (the “Lease Agreement”), dated August 1, 2021. The Lease Agreement currently has a 2-year term. We currently pay $4,707.18 per month plus applicable sales and use tax, which is currently 6.5% in Brevard County. We believe this location is adequate for our current operations and needs.

In addition, our manufacturing spaces are located at 175 Imperial Boulevard, Cape Canaveral, FL 32920 and 400 Central Boulevard, Cape Canaveral, FL 32920. We are under lease agreements with 400 W. Central, LLC for these spaces. The Lease agreements for 175 Imperial Boulevard and 400 W. Central Boulevard currently have concurrent lease terms with one year options that end on May 31, 2024. We pay a combined amount of $23,455.73 per month plus applicable sales and use tax, which is currently 6.5% in Brevard County. We have a total of 35,700 square feet of leased space in these buildings. We believe our manufacturing spaces are adequate for our current operations and will allow for expected initial growth.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 14, 2021, our common stock began trading on The Nasdaq Capital Market under the symbol “SIDU.” Prior to that time, there was no public market for our common stock.

Stockholders

As of March 15, 2023, there were 6,873 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview of Operations

We are a space-as-a-service company focused on commercial satellite design, manufacture, launch, and data collection with a vision to enable space flight heritage status for new technologies and deliver data and predictive analytics to both domestic and global customers. We are building an all-inclusive space-as-a-service platform for the global space economy. We are developing and plan to launch 100 kg (220-pound) satellites with available space to rapidly integrate customer sensors and technologies. By developing a plug-and-play operating system for space, we believe we can deliver customer sensors to orbit in months, rather than years. In addition, we intend on delivering high-impact data for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things. The majority of our revenues to date have been from our space related hardware manufacturing, however, 2022 revenue includes revenue related to our multi-mission constellation and our hybrid 3D printed LizzieSat satellite.

Results of Operations

Comparison of year ended December 31, 2022 to year ended December 31, 2021

The following table provides certain selected financial information for the periods presented:

	Years Ended
	December 31,
	2022	2021	Change	%
Revenue	$7,293,408	$1,408,724	$5,884,684	418%
Cost of revenue	5,855,275	1,775,299	4,079,976	230%
Gross Profit (Loss)	1,438,133	(366,575)	1,804,708	492%
Gross Profit Percentage	20%	(26%)

Operating expense	13,482,432	3,146,957	10,335,475	328%
Other expense	(795,669)	(232,606)	(563,063)	242%
Net loss	$(12,839,968)	$(3,746,138)	$(9,093,830)	243%

Revenue

The increase in non-related party revenue of 692% for the year ended December 31, 2022 to approximately $6.25 million as compared to approximately $789,400 for the year ended December 31, 2021 was primarily driven by increased sales staff which allowed for more aggressive pursuit of customers. Contracts increased as a result of the timing of industry needs, and proposals submitted. The increase in revenue from related parties of 68% to approximately $1.04 million for the year ended December 31, 2022 from approximately $619,000 for the year ended December 31, 2021 was driven by the mix of contracts as well as larger contracts our related party entered into with its customers, resulting in it outsourcing more of its work to us.

Cost of Revenue

Cost of revenue increased 230% for the year ended December 31, 2022 to $5.85 million as compared to approximately $1.77 million for the year ended December 31, 2021 and included $136,363 of related party cost of revenue as of December 31, 2022 and $0 as of December 31,2021. The increase in cost of revenue was driven by increased materials purchases and other direct costs as a percentage of revenue. As a manufacturing entity, materials and other direct costs are a percentage of revenue. The percent change in the cost of revenue was smaller than the percent increase in revenue due to the mix of contracts and an increase in our higher margin Satellite-as-a-Service business line.

Gross Profit (Loss)

The increase in our gross margin of approximately $1.8 million or approximately 492% for the year ended December 31, 2022 as compared to a gross profit loss of approximately $367,000 for the year ended December 31, 2021 is primarily attributable to an increase in revenue, the mix of contracts and an increase in our higher margin Satellite-as-a-Service business line.

Operating Expenses

	Years Ended
	December 31,
	2022	2021	Change	%
Operating expenses
Payroll expenses	$5,553,025	$1,503,236	$4,049,789	269%
Sales and marketing expenses	559,096	71,111	487,985	686%
Lease expense	338,389	253,311	85,078	34%
Depreciation expense	138,930	34,767	104,163	300%
Professional fees	2,461,077	335,604	2,125,473	633%
General and administrative expense	4,431,915	948,928	3,482,987	367%
Total	$13,482,432	$3,146,957	$10,335,475	328%

Overall operating expenses increased by approximately $10.3 million or 328% to approximately $13.5 million for the year ended December 31, 2022 as compared to approximately $3.1 million for the year ended December 31, 2021. The increase is primarily attributed to an increase in our payroll expenses to approximately $5.55 million from approximately $1.5 million for the year ended December 31, 2021, as a result of an expansion of our staff to support the needs of the business, an increase in sales and marketing expenses to $559,096 from $71,111 primarily driven by increased general marketing and investor relations consulting expense, an increase in our lease expenses to $338,389 from $253,311 as a result of leasing more space for our business expansion, an increase in our professional fees from approximately $336,000 to approximately $2.46 million, which includes a one-time charge of $1.2 million in stock-based consulting fees for investor relations, a $600,000 one-time banking advisory fee as well as increased legal and accounting fees as a result of being a public company, and an increase in our other general and administrative costs to approximately $4.4 million from $948,928 for the prior period. This increase is related to the increase in the size of our Company and included $160,475 of related party professional services as of December 31, 2022 and $7,054 for the year ended December 31, 2021, as well as increased insurance, regulatory and other costs associated with being a public company.

Total other income (expense)

During the year ended December 31, 2022, we had interest expense of $781,376 and factoring expense of $14,293.

During the year ended December 31, 2021, we had gain on forgiveness of PPP loan of $633,830, other expense of $504, financing expense related to our IPO of $768,905 and interest expense of $97,027.

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2022, and December 31, 2021.

	December 31,	December 31,
	2022	2021	Change	%
Current assets	$7,449,868	$16,007,584	$(8,557,716)	(53%)
Current liabilities	$6,359,052	$3,810,269	$2,548,783	67%
Working capital (deficiency)	$1,090,816	$12,197,315	$(11,106,499)	(91%)

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. We had insufficient operating revenues, so we are currently dependent on debt financing and sale of equity to fund operations.

We had an accumulated deficit of $28.2 million and working capital of $1.1 million as of December 31, 2022. As of December 31, 2022, we had $2.3 million of cash.

As of December 31, 2022, the working capital surplus is due to funds raised in our initial public offering and subsequent funding through our Common Stock Purchase Agreement and Registration Rights Agreement with B. Riley Principal Capital II, LLC. As of December 31, 2021, the working capital surplus was primarily due to funds raised through equity sales in relation to our initial public offering.

Current assets decreased by $8.5 million, or 53%, to $7.5 million as of December 31, 2022 from $16 million as of December 31, 2021. The decrease is primarily attributable to the funds used to support the needs of the business.

Current liabilities increased by approximately $2.5 million, or 67%, to approximately $6.4 million as of December 31, 2022 from $3.8 million as of December 31, 2021. The increase was attributable to an increase in accounts payable and other current liabilities and our factoring liability, partially offset by the forgiveness of our related party note payable.

Cash Flow

	Years Ended
	December 31,
	2022	2021	Change	%
Cash used in operating activities	$(12,093,908)	$(2,484,778)	$(9,609,130)	387%
Cash used in investing activities	$(2,099,858)	$(217,840)	$(1,882,018)	864%
Cash provided by financing activities	$2,778,180	$16,393,301	$(13,615,121)	(83)%
Cash on hand	$2,295,259	$13,710,845	$(11,415,586)	(83)%

Cash Flow from Operating Activities

Year ended December 31, 2022 and 2021

For the years ended December 31, 2022 and 2021, we did not generate positive cash flows from operating activities. For the year ended December 31, 2022, net cash flows used in operating activities was approximately $12.1 million compared to approximately $2.5 million during the year ended December 31, 2021.

Cash flows used in operating activities for the year ended 2022, comprised of a net loss of $12.8 million, which was reduced by non-cash expenses of $1.5 million for stock based compensation, bad debt expense and depreciation and amortization, and an increase in net change in working capital of approximately $800,000.

For the year ended December 31, 2021, net cash flows used in operating activities for the year ended 2021, comprised of a net loss of approximately $3.7 million, which was reduced by non-cash expenses of $1.4 million for stock based compensation, financing expenses, depreciation and amortization and lease liability amortization, an increase due to the forgiveness of PPP loans of approximately $634,000 and a decrease in net change in working capital of approximately $520,000.

Cash Flows from Investing Activities

During the year ended December 31, 2022 we purchased property and equipment in the amount of approximately $2.1 million primarily related to construction in progress for LizzieSat and R&D software. For the year ended December 31, 2021 we purchased approximately $218,000 of property and equipment primarily construction in progress for leasehold improvements in process for office space.

Cash Flows from Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities of approximately $2.8 million included proceeds from additional stock purchased through our committed equity facility with B. Riley Principal Capital II, LLC of approximately $3.2 million, proceeds from factoring agreement of $502,349, payments on our finance leases of approximately $148,000, repayments of notes payable to CTC, our principal stockholder, of $797,505. During the year ended December 31, 2021, net cash provided by financing activities of $16.4 million included proceeds from our initial public offering in December, 2021 of approximately $16.4 million, net proceeds from notes payable of approximately $307,000, payment on our finance leases of approximately $75,000, repayments of notes payable of approximately $16,000 and repayments of notes payable to CTC, our principal stockholder, of $250,000.

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

We believe our most critical accounting policies and estimates relate to the following:

●	Revenue Recognition
●	Inventory
●	Credit losses
●	Lease Accounting

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

Our revenue is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

●	executed contracts with our customers that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	Allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

These five elements, as applied to each of our revenue category, is summarized below:

●	Product sales – revenue is recognized at the time of sale of equipment to the customer.
●	Service sales – revenue is recognized based on the service been provided to the customer.

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

Revenues from fixed price contracts that require milestone payments are recognized at the time of the milestone being met. This method is used because management considers that the payments are nonrefundable unless the entity fails to perform as promised. If the customer terminates the contract, we are entitled only to retain any progress payments received from the customer and we have no further rights to compensation from the customer. Even though the payments made by the customer are nonrefundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate us for performance completed to date. Accordingly, we account for the progress under the contract as a performance obligation satisfied at a point in time.

Inventory

Inventory consists of work in progress and finished goods and consists of estimated revenue calculated on a percentage of completion based on direct labor and materials in relation to the total contract value. We do not maintain raw materials.

Credit Losses

The provision for expected credit losses on trade receivables are estimated based on historical information, customer solvency and changes in customer payment terms and practices. The Company will calibrate its provision matrix to adjust the historical credit loss experience with forward-looking information. The amount of expected credit losses is sensitive to changes in circumstances and of forecast economic conditions. The Company’s historical credit loss experience and forecast of economic conditions may also not be representative of the customer’s actual default in the future. The company will utilize the Allowance Method based on the accounts receivable aging in order to accrue bad debt expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIDUS SPACE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sidus Space, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sidus Space, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2021

Lakewood, CO

March 15, 2023

SIDUS SPACE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$2,295,259	$13,710,845
Accounts receivable, net	850,340	130,856
Accounts receivable - related parties	168,170	443,282
Inventory	583,437	127,502
Contract asset	60,932	-
Contract asset - related party	14,982	-
Prepaid and other current assets	3,476,748	1,595,099
Total current assets	7,449,868	16,007,584

Property and equipment, net	2,554,992	775,070
Operating lease right-of-use assets	249,937	504,811
Other	42,778	12,486
Total Assets	$10,297,575	$17,299,951

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other current liabilities	$3,415,845	$1,845,460
Accounts payable and accrued interest - related party	566,636	588,797
Contract liability	60,932	-
Contract liability - related party	14,982	63,411
Factoring liability	502,349	-
Note payable	1,599,150	-
Notes payable - related party	-	1,000,000
Operating lease liability	199,158	261,674
Finance lease liability	-	50,927
Total Current Liabilities	6,359,052	3,810,269

Note payable - non-current	-	1,120,051
Notes payable - related party - non-current	-	1,350,000
Operating lease liability - non-current	63,310	262,468
Finance lease liability - non-current	-	97,092
Total Liabilities	6,422,362	6,639,880

Commitments and contingencies

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding
Common stock: 110,000,000 authorized; $0.0001 par value
Class A common stock: 100,000,000 shares authorized; 8,022,736 and 6,574,040 shares issued and outstanding, respectively	802	657
Class B common stock: 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	32,129,257	26,074,292
Accumulated deficit	(28,255,846)	(15,415,878)
Total Stockholders’ Equity	3,875,213	10,660,071
Total Liabilities and Stockholders’ Equity	$10,297,575	$17,299,951

The accompanying notes are an integral part of these consolidated financial statements.

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2022	2021

Revenue	$6,250,780	$789,400
Revenue - related parties	1,042,628	619,324
Total - revenue	7,293,408	1,408,724
Cost of revenue	5,855,275	1,775,299
Gross profit (loss)	1,438,133	(366,575)

Operating expenses
Payroll expenses	5,553,025	1,503,236
Sales and marketing expenses	559,096	71,111
Lease expense	338,389	253,311
Depreciation expense	138,930	34,767
Professional fees	2,461,077	335,604
General and administrative expense	4,431,915	948,928
Total operating expenses	13,482,432	3,146,957

Net loss from operations	(12,044,299)	(3,513,532)

Other income (expense)
Other expense	-	(504)
Interest expense	(781,376)	(42,882)
Interest expense - related party	-	(54,145)
Factoring expense	(14,293)	-
Gain on forgiveness of PPP loan	-	633,830
Finance expense	-	(768,905)
Total other expense	(795,669)	(232,606)

Loss before income taxes	(12,839,968)	(3,746,138)
Provision for income taxes	-	-
Net loss	$(12,839,968)	$(3,746,138)

Basic and diluted loss per Common Share	$(0.75)	$(0.34)

Basic and diluted weighted average number of common shares outstanding	17,165,781	11,161,181

The accompanying notes are an integral part of these consolidated financial statements.

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	-	$-	10,000,000	$1,000	$5,083,280	$(11,669,740)	$(6,585,460)

Class A common stock and warrant issued for cash	6,000,000	600	-	-	16,254,635	-	16,255,235
Class A common stock issued for service	200,000	20	-	-	199,980	-	200,000
Class A common stock issued for exercised cashless warrant	374,040	37	-	-	(37)	-	-
Warrant issued for finance expense	-	-	-	-	768,905	-	768,905
Debt forgiveness related party	-	-	-	-	3,767,529	-	3,767,529
Net loss	-	-	-	-	-	(3,746,138)	(3,746,138)
Balance - December 31, 2021	6,574,040	$657	10,000,000	$1,000	$26,074,292	$(15,415,878)	$10,660,071

Class A common stock issued for cash	1,148,696	115	-	-	3,221,240	-	3,221,355
Class A common stock issued for service	300,000	30	-	-	1,208,970	-	1,209,000
Debt forgiveness -related party	-	-	-	-	1,624,755	-	1,624,755
Net loss	-	-	-	-	-	(12,839,968)	(12,839,968)
Balance - December 31, 2022	8,022,736	$802	10,000,000	$1,000	$32,129,257	$(28,255,846)	$3,875,213

The accompanying notes are an integral part of these consolidated financial statements.

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(12,839,968)	$(3,746,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,209,000	200,000
Finance Expense	-	768,905
Depreciation and amortization	319,936	394,968
Bad debt	22,500	618
Lease liability amortization	(6,800)	10,063
Gain on forgiveness of PPP loan	-	(633,830)
Changes in operating assets and liabilities:
Accounts receivable	(741,984)	32,907
Accounts receivable - related party	275,112	(267,513)
Inventory	(455,935)	78,440
Contract asset	(60,932)	-
Contract asset - related party	(14,982)	-
Prepaid expenses and other assets	(1,911,941)	(1,580,805)
Accounts payable and accrued liabilities	2,049,484	1,605,399
Accounts payable and accrued liabilities - related party	50,099	588,797
Contract liability	60,932	-
Contract liability - related party	(48,429)	63,411
Net Cash used in Operating Activities	(12,093,908)	(2,484,778)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,099,858)	(217,840)
Net Cash used in Investing Activities	(2,099,858)	(217,840)

Cash Flows From Financing Activities:
Proceeds from issuance from common stock	3,221,355	16,255,235
Due to shareholder	-	171,272
Proceeds from factoring agreement	502,349	-
Proceeds from notes payable	-	307,610
Repayment of notes payable	-	(16,266)
Payment of lease liabilities	(148,019)	(74,550)
Repayment of notes payable - related party	(797,505)	(250,000)
Net Cash provided by Financing Activities	2,778,180	16,393,301

Net change in cash	(11,415,586)	13,690,683
Cash, beginning of year	13,710,845	20,162
Cash, end of year	$2,295,259	$13,710,845

Supplemental cash flow information
Cash paid for interest	$284,178	$6,713
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Debt forgiveness – related party	$1,624,755	$3,767,530
Note payable - related party issued exchange with due to shareholder	$-	$4,000,000
Initial recognition of right-of-use asset	$-	$399,372

The accompanying notes are an integral part of these consolidated financial statements.

SIDUS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Going Concern

For the year ended December 31, 2022 the Company had a net loss of $12.8 million. We have non-recurring one-time expenses of $1.9 million included in our net loss. For the year ended December 31, 2022, the Company had negative cash flow from operating activities of $12.1 million. We have non-recurring one-time expenses of $700,000 included in our cash flow from operating activities. The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financings which it may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances or collaboration agreements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its projects and services which could adversely affect its future business prospects and its ability to continue as a going concern. While there are indicators of substantial doubt, the Company believes that its current available cash on hand plus additional sources of funding, including current customer contracts as well as the Company’s ability to raise additional capital through the Company’s issuance of Class A common stock as evidenced by its public offering on January 30, 2023 in which gross proceeds of approximately $5.2M were raised, the substantial doubt is alleviated and we believe the Company will be sufficiently funded to meet its planned expenditures and to meet the Company’s obligations for at least the one-year period following its consolidated financial statement issuance date.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations,, the fair value of and/or potential impairment of property and equipment; product life cycles; useful lives of our property and equipment; allowances for doubtful accounts; the market value of, and demand for, our inventory; fair value calculation of warrant; and the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2022 and 2021.

Accounts Receivable

Accounts receivable are stated at the amount of consideration from customers of which the Company has an unconditional right to receive plus any accrued and unpaid interest. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company sells certain accounts receivable with recourse in order to accelerate the receipt of cash.

Bad Debt and Allowance for Doubtful Accounts

Historically the Company has been able to collect all past due amounts and has not written off past due invoices, therefore there is limited historical data on the company’s historical losses or expected losses at this time. In compliance with GAAP the Company has determined the following policy will be followed regarding outstanding customer invoices.

An allowance for doubtful accounts has been established to reflect the anticipated uncollectible value of the related receivable account. Review procedures have been established to provide a realistic reserve based on past collection experience and anticipated losses on the receivables.

The company will utilize the allowance method based on accounts receivable aging in order to accrue bad debt expense and the contra balance sheet account, allowance for doubtful accounts. The accounts receivable aging will be reviewed quarterly and necessary adjustments made to the allowance for doubtful accounts account balance. The Company will review their policy annually to determine if adjustments should be made based on more recent accounts receivable trends.

During the years ended December 31, 2022 and 2021, the Company recorded bad debt of $22,500 and $618, respectively.

Contract Assets and Contract Liabilities

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

Inventory

Inventory consists of finished goods and work in progress and consists of estimated revenue calculated on a percentage of completion based on direct labor and materials in relation to the total contract value. The Company does not maintain raw materials.

Property and Equipment

Property and equipment, consisting mostly of plant and machinery, motor vehicles and computer equipment, is recorded at cost reduced by accumulated depreciation and impairment, if any. Construction in progress generally involves short-term capital projects and is not depreciated until the development has reached completion and the asset has been put into service. Depreciation expense is recognized over the assets’ estimated useful lives of three to ten years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At December 31, 2022 and 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2022, and 2021, respectively.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2022 or December 31, 2021.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes pricing model.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statements.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

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

As of December 31, 2022 and 2021, Aurea’s assets and liabilities are as follows:

	December 31,	December 31,
	2022	2021
Assets
Cash	$76,517	$67,754
Prepaid and other current assets	11,394	10,585
	$87,911	$78,339

Liability
Accounts payable and other current liabilities	$29,005	$63,091

For the years ended December 31, 2022 and 2021, Aurea’s net loss was $136,344 and $40,592 respectively.

Note 4. Prepaid expense and Other current assets

As of December 31, 2022 and 2021, prepaid expense and other current assets are as follows:

	December 31,	December 31,
	2022	2021
Prepaid insurance	$994,450	$1,538,612
Prepaid components	950,679	-
Prepaid satellite service and licenses	1,367,125	-
Other prepaid expense	110,984	49,582
VAT receivable	7,204	6,905
Other current assets	46,306	-
	$3,476,748	$1,595,099

During the years ended December 31, 2022 and 2021, the Company recorded interest expense of $23,407 and $1,958 related to financing of our prepaid insurance policies.

As of December 31, 2022 and 2021, other prepaid expense included, software subscriptions of $107,000 and $27,000, prepaid rent of $0 and $22,000, property insurance of $0 and $19,000, respectively.

Note 5. Inventory

As of December 31, 2022 and 2021, inventory is as follows:

	December 31, 2022	December 31, 2021

Work in Process	$583,437	$127,502

Note 6. Property and Equipment

At December 31, 2022 and 2021, property and equipment consisted of the following:

	December 31,	December 31,
	2022	2021
Office equipment	$17,061	$17,061
Computer equipment	37,296	14,907
Vehicle	28,143	28,143
Software	158,212	93,012
Machinery	3,386,111	3,280,911
Leasehold improvements	372,867	198,645
R&D software	386,182	-
Construction in progress	1,497,276	150,611
	5,883,148	3,783,290
Accumulated depreciation	(3,328,156)	(3,008,220)
Property and equipment, net of accumulated depreciation	$2,554,992	$775,070

As of December 31, 2022, construction in progress represents components to be used in the manufacturing of our satellites. As of December 31, 2021, construction in progress represented leasehold improvements in process for office space.

Depreciation expense of property and equipment for the years ended December 31, 2022 and 2021 is $319,936 and $394,968, respectively.

During the years ended December 31, 2022 and 2021, the Company purchased assets of $2,099,858 and $217,840, respectively.

Note 7. Accounts payable and other current liabilities

At December 31, 2022 and 2021, accounts payable and other current liabilities consisted of the following:

	December 31,	December 31,
	2022	2021
Accounts payable	$1,483,467	$225,271
Payroll liabilities	820,451	220,914
Credit cards	44,650	44,510
Other payable	239,110	23,016
Insurance payable	828,167	1,331,749
	$3,415,845	$1,845,460

Note 8. Factoring liability

The Company is party to a purchase and sale agreement with an unrelated lender (the “Factor”) whereby the Factor will purchase certain accounts receivable for a purchase price of up to 90% of the face amount, which is paid to the Company in the form of a cash advance. The Company has a revolving line-of-credit for $2 million with a loan interest rate of 15.2% annum on outstanding balances. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the factoring arrangement, the Company must buy back any invoices that the Factor is unable to collect payment on. Accordingly, pursuant to ASC 860-20-55-24, the Company recognizes a factoring liability to the lender until the accounts receivables are collected. As of December 31, 2022, the factoring liability was $502,349. For the year ended December 31, 2022, the costs and interest incurred by the Company in connection with factoring activities were $14,293.

Note 9. Contract assets and liabilities

At December 31, 2022 and 2021, contract assets and contract liabilities consisted of the following:

Contract assets	December 31, 2022	December 31, 2021

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset), excluding retainage	$-	$-
Retainage included in contract assets due to being conditional on something other than solely passage of time	60,932	-
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	14,982
Total contract assets	$75,914	$-

Contract liabilities	December 31, 2022	December 31, 2021

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$63,411
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	60,932	-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – Related party	14,982
Total contact liabilities	$75,914	$63,411

Note 10. Leases

Operating lease

We have a noncancelable operating lease entered in November 2016 for our office facility that expires in July 2021. and has renewal options to May 2023. The monthly “Base Rent” is $10,392 and the Base Rent is increased by 2.5% each year. During the year ended December 31, 2021, the company exercised its option and extended the lease to May 31, 2023. As of December 31, 2022 and 2021, the remaining right of use asset and lease liability was $53,697 and $56,103, and $178,408 and $185,210, respectively.

In May 2021, we entered into a new lease agreement for our office and warehouse space that expires in May 2024. The Company shall have the option to terminate the lease after 12 months and 24 months from the commencement date. The monthly “Base Rent” is $11,855.42 and the Base Rent may be increased by 2.5% each year. During the years ended December 31, 2022 and 2021, the Company, on assumption of the lease, recognized a right of use asset and lease liability of $196,240 and $206,365, and $399,372 and $399,372, respectively.

As of December 31, 2022 and 2021, the remaining right of use asset and lease liability was $249,937 and $504,811 and $262,468 and $524,142, respectively.

We recognized total lease expense of approximately $338,389 and $253,311 for the years ended December 31, 2022 and 2021, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of December 31, 2022 and 2021, the Company recorded security deposit of $10,000.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at December 31, 2022 were as follows:

Total
Year Ending December 31,
2023	$205,987
2024	63,835
Thereafter	-
269,822
Less: Imputed interest	(7,354)
Operating lease liabilities	262,468

Operating lease liability - current	199,158
Operating lease liability - non-current	$63,310

The following summarizes other supplemental information about the Company’s operating lease as of December 31, 2022:

Weighted average discount rate	4.86%
Weighted average remaining lease term (years)	1.20

Finance lease

The Company leases machinery and office equipment under non-cancellable finance lease arrangements. The term of those capital leases is at the range from 59 months to 83 months and annual interest rate is at the range from 4% to 6%.

During the year ended December 31, 2022, the Company fully paid off the two outstanding finance leases totaling $148,019, prior to maturity dates. As of December 31, 2022, the Company does not have any additional financing lease commitments.

As of December 31, 2021, finance lease assets are included in property and equipment as follows:

December 31,
2021
Machinery	$585,563
Accumulated depreciation	(455,899)
Finance lease assets, net of accumulated depreciation	$129,664

During the years ended December 31, 2022 and 2021, the Company recorded depreciation of finance lease assets of $49,076 and $147,435 and interest expense of finance lease of $1,891 and $8,393, respectively.

Note 11. Notes Payable

Decathlon Note

On December 1, 2021, we entered into a Loan Assignment and Assumption Agreement, or Loan Assignment, with Decathlon Alpha IV, L.P., or Decathlon and Craig Technical Consulting, Inc (“CTC”) pursuant to which we assumed $1,106,164 in loans (the “Decathlon Note”) to CTC by Decathlon. In connection with our assumption of the Decathlon Note, CTC reduced the principal of the Note Payable – related party by $1.4 million. The Company recorded a reclassification of $1,106,164 from Note Payable – related party to Note payable – non- current (Decathlon note) and recorded forgiveness of note payable – related party of $293,836. (See Note 12)

Management believes that the assumption of the Decathlon Note from CTC is in our best interests because in connection therewith, Decathlon released us from a cross-collateralization agreement it was a party to with CTC for a loan of a greater amount. Also in connection with the Loan Assignment on December 3, 2021, we entered into a Revenue Loan and Security Agreement, or RLSA, with Decathlon and our CEO, Carol Craig, pursuant to which we pay interest based on a minimum rate of one (1) times the amount advanced and make monthly payments based on a percentage of our revenue calculated as an amount equal to the product of (i) all revenue for the immediately preceding month multiplied by (ii) the Applicable Revenue Percentage, defined as 4% of revenue for payments due during any month. The Decathlon Note is secured by our assets and is guaranteed by CTC and matures the earliest of: (i) December 9, 2023, (ii) immediately prior to a change of control, or (iii) upon an acceleration of the obligations due to a default under the RLSA. As a result, on December 31, 2021, the Company recorded the forgives of note payable-related party of $293,836 and the reclass of $1,106,164 from Note Payable – related party to Note Payable.

During the years ended December 31, 2022 and 2021, the Company recorded interest expense of $738,048 and $13,887, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures, and made payments of $258,949 and $2,069, respectively. As of December 31, 2022 and 2021, the Company recorded principal amount and accrued interest of $1,599,150 and $1,120,051 on the balance sheet, respectively. At maturity the Company will be required to pay approximately $2.2M representing the Decathlon Note and accrued but unpaid interest.

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

Loan Payable

The Company borrowed $297,250 to purchase machinery in May 2016 and repaid $16,266 for the year ended December 31, 2021. The maturity date of this loan is in March 2021 and annual interest rate is 4.098%. At December 31, 2021, the Company had loan payable of $0.

Note 12. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $1,042,628 and $619,324 for the years ended December 31, 2022 and 2021 and accounts receivable of $168,170 and $443,282 and contract liability of $14,982 and $63,411 as of December 31, 2022 and 2021, respectively, from contracts entered into by Craig Technical Consulting, Inc, its majority shareholder, and subcontracted to the Company for four customers.

Accounts Payable

As of December 31, 2022, and 2021, the Company owed $566,636 and $588,797 to Craig Technical Consulting, Inc. Advances are unsecured, due on demand and non-bearing-interest.

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

During the years ended December 31, 2022 and 2021, the Company recorded interest expense of $0 and $54,145, respectively, recorded in accounts payable accrued interest – related party.

During the year ended December 31, 2022, the Company repaid $797,505 and the note payable and accrued interest was forgiven by Craig Technical Consulting, Inc. The Company recorded debt forgiveness of note payable and accrued interest of $1,624,755 to additional paid in capital.

As of December 31, 2022, and 2021, the Company had note payable – related party current of $0 and $1,000,000 and non-current of $0 and $1,350,000, respectively.

Cost of Revenue

For the year ended December 31, 2022 and 2021, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $136,363 and $0, and general and administrative expense of $12,267 and $0, respectively

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The agreement was amended and the term of agreement was extended to November 30, 2023.

During the year ended December 31, 2022 and 2021, the Company recorded professional services of $160,475 and $7,054, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party Majority Shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 day’s notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. During the years ended December 31, 2022 and 2021, the Company recorded $56,349 and $22,850 to lease expenses.

Note 13. Commitments and Contingencies

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the years ended December 31, 2022 and 2021 the Company recorded payments of $120,000 and $110,000 in Other General and Administrative expenses.

Note 14. Stockholder’s Equity

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

Class A Common Stock

The Company had 8,022,736 and 6,574,040 shares of Class A common stock issued and outstanding as of December 31, 2022 and 2021, respectively.

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

During the year ended December 31, 2022, the Company issued 1,448,696 shares of common stock as follows:

●	300,000 restricted shares for consulting services valued at $1,209,000, pursuant to the Sidus Space, Inc. 2021 Omnibus Equity Incentive Plan.
●	1,148,696 shares issued under the Purchase Agreement (inclusive of 90,367 commitment shares to the underwriter), for aggregate proceeds of $3,596,355. The net proceeds to the Company, after deducting broker fees and issuance costs of $375,000, were $3,221,355.

During the year ended December 31, 2021, the Company issued 6,574,040 shares of commons stock as follows:

●	During August and September 2021, the Company sold 3,000,000 Class A shares of Common stock for $1.00 per share for aggregate proceeds of $2,694,335, net of fees and expenses.
●	On September 22, 2021, the Board of Directors approved an issuance of 200,000 shares of restricted Class A Common Stock to 2 employees valued at $200,000. The shares vested immediately upon the grant date.
●	On December 16, 2021, the Company sold 3,000,000 Class A shares of Common stock for $5.00 per share for aggregate proceeds of $13,560,900, net of fees and expenses.
●	During December 2021, the Company issued 374,040 Class A shares of Common stock for cashless warrant exercise.

Class B Common Sock

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

The Company had 10,000,000 shares of Class B common stock issued and outstanding as of December 31, 2022, and 2021.

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

Note 15. Income tax

The Company has not made a provision for income taxes for the year ended December 31, 2022, and 2021, since the Company has the benefit of net operating losses in these periods and the Company changed from a limited liability partnership to a C corporation during 2021.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2022. The Company has incurred a net operating loss of $12,839,968, the net operating loss carry forwards can offset 80 percent of future taxable income and carryforward indefinitely as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code U.S. federal tax returns are closed by statute for years through 2014. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 5.5% in 2022 and 3.5% in 2021, and the income tax net expense included in the consolidated statements of operations for the year ended December 31, 2022, and 2021 is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Loss for the year	$(12,839,968)	$(3,746,138)

Income tax (recovery) at statutory rate	$(2,689,782)	(786,700)
State income tax expense, net of federal tax effect	(704,467)	(131,100)
Permanent difference and other	-	-
Change in valuation allowance	3,394,249	917,800
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2022	2021

Non-operating loss carryforward	$4,312,049	$917,800
Valuation allowance	(4,312,049)	(917,800)
Net deferred tax asset	$-	$-

Note 16. Subsequent Events

On January 30, 2023, the Company offered an aggregate of up to 2,640,000 shares of our Class A common stock and pre-funded warrants to purchase up to an aggregate 12,360,000 shares of Class A common stock. In addition, the company issued 2,250,000 prefunded warrants to cover over-allotments. All pre-funded warrants were exercised and total issued stock in this offering was 17,250,000 aggregate shares of Class A common stock. The purchase price for each share of Class A common stock was $0.30. Warrants equal to 4% of the number of securities issued by the Company in the offering at an exercise price of 125% of the offering price per share was issued to the underwriter. Gross proceeds from the offering were approximately $5.2 million, and net proceeds of approximately $4.6 million after underwriter expenses.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2022, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal controls over financial reporting, that were identified is:

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

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a recently appointed full-time Principal Financial Officer, a newly appointed full-time controller and 2 bookkeepers and external accounting consultants, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 for the reasons discussed above. We will continue to improve our disclosure controls and procedures and our internal controls over financial reporting and anticipate resolving the stated weaknesses by the end of third quarter 2023.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

Name	Age	Position
Carol Craig	55	Chairwoman and Chief Executive Officer
Teresa Burchfield	60	Chief Financial Officer
Jamie Adams	59	Chief Technology Officer and Director
Dana Kilborne	60	Director
Cole Oliver	44	Director
Miguel Valero	59	Director

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

Teresa Burchfield. Ms. Burchfield has served as our Chief Financial Officer since April 2022. From April 2021 to October 2021, Ms. Burchfield was Chief Financial Officer of 4FRONT Solutions, LLC, an electric manufacturing services company. From August 2007 to April 2020, Ms. Burchfield served in various capacities with Tupperware Brands Corporation. While with Tupperware, she was the Vice President and Chief Financial Officer for the US & Canada business unit, Vice President and Group Chief Financial Officer for Europe, Middle East and Africa and the Vice President of Investor Relations. From November 2001 to August 2007, Ms. Burchfield was Vice President and Chief Financial Officer at BeautiControl, a wholly owned subsidiary of Tupperware. During her career Ms. Burchfield has also managed numerous aspects of business operations, business development, IT and marketing operations, and as a result she is experienced in product forecasting, purchasing and distribution analytics. Ms. Burchfield also has over 15 years of experience working in manufacturing environments, providing a strong background in costing and operational efficiencies. Ms. Burchfield holds a B.S. Degree in Accounting from the University of Central Oklahoma and is a CPA in the state of Oklahoma.

Jamie Adams. Mr. Adams has served as our Chief Technology Officer since September 2021 and was appointed to our board in December 2021. Since June 2015, Mr. Adams has worked for Lockheed Martin, most recently focused on strategic research and development in Lockheed Martin’s Autonomous Systems Group and supported Lockheed Martin’s business areas and mission and fire control (MFC) lines of business programs developing autonomous systems technology in multiple domains (air, land, sea, and space). He joined Lockheed Martin after a distinguished career NASA and Boeing. Mr. Adams’ final assignment at NASA was serving as the Associate Division Chief of NASA Johnson Space Center (JSC) Software, Robotics, and Simulation, Engineering Division. Mr. Adams was selected to serve on our board of directors based on his broad breadth of aerospace engineering expertise, technology roadmaps, corporate and government acquisition and financial strategies.

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

Miguel Valero. Mr. Valero was appointed to our board of directors in December 2021. Since September 2022, Mr. Valero has been managing director of Space Strategies LLC, a consulting practice. From 2001 to September 2022, Mr. Valero was managing partner with Détente LLC, a strategy and financial advisory firm that focuses on technology associated with telecommunications, satellites, and space. He has worked for Lockheed Martin, Boeing Satellite Systems (formerly Hughes Communications), and Motorola in various executive positions. Miguel holds a BSEE in electronics and telecommunications. Miguel was selected to serve on our board of directors due to his extensive experience in the space industry and his relationships with key players in commercial space.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2022, we believe that our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and our other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal years December 31, 2022 and 2021.

				All Other
		Salary		Compensation		Total
Name and Principal Position	Year	($)		($)		($)

Carol Craig	2022	125,000			(2)	125,000
President & Chief Executive Officer	2021	31,519	(1)			31,519

Teresa Burchfield (3)	2022	185,906		51,563		237,469
Chief Financial Officer

Jamie Adams	2022	300,000		75,000		375,000
Chief Technology Officer	2021	67,059				67,059

(1)	Carol Craig, our founder and CEO, waived salary compensation from inception through December 31, 2020. On September 15, 2021, Ms. Craig began receiving compensation in the amount of $125,000 per year.
(2)	Ms. Craig waived bonus compensation for 2022.
(3)	Ms. Burchfield became our Chief Financial Officer on April 11, 2022.

Outstanding Equity Awards at December 31, 2022

There were no equity awards held by our named executive officers as of December 31, 2022.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2022. Directors who are also employees do not receive cash or equity compensation for service on our Board of Directors in addition to compensation payable for their service as employees of the Company.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Dana Kilborne	40,000	40,000
Cole Oliver	40,000	40,000
Miguel Valero	40,000	40,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2023 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 15, 2023, pursuant to the exercise of options or warrants or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 25,272,736 and 10,000,000 shares of Class A common stock and Class B common stock, issued and outstanding, respectively, as of March 15, 2023.

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

Name of Beneficial Owner	Number of Shares of Class A Beneficially Owned	Number of Shares of Class B Beneficially Owned	Percentage of Common Stock Beneficially Owned

Directors and Executive Officers:
Carol Craig(1)	-	10,000,000
Jamie Adams	-
Teresa Burchfield	-
Dana Kilborne	-
Cole Oliver	-
Miguel Valero	-
Directors and Executive Officers as a group (6 persons)	-	10,000,000

5% or Greater Stockholders:
Craig Technical Consulting, Inc.	-	10,000,000

(1)	Carol Craig is the sole owner of Craig Technical Consulting, Inc. and has beneficial ownership of the Class B shares of common stock held by Craig Technical Consulting, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	-	-	950,000
Equity compensation plans not approved by security holder	-	-	-
Total	-		950,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2022 and December 31, 2021 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

As of December 31, 2022 and 2021, we owed $566,636 and $588,797 to CTC for cash advances made to the Company. The advances are unsecured, due on demand and non-bearing-interest.

On May 1, 2021, CTC forgave $3,392,294 in principal amount owed to it by us. The forgiven debt was accounted for as contributed capital.

In addition, on May 1, 2021, we converted $4 million in intercompany accounts receivable owed to CTC into a related party note payable (the “Note”) which included $1.1 million in loans (the “Decathlon Note”) to CTC by Decathlon Alpha IV, L.P., or Decathlon. The principal balance of this Note outstanding (together with any accrued, but unpaid interest thereon) shall bear interest at a per annum interest rate equal to the long term Applicable Federal Rate (as such term is defined in Section 1274(d) of the Internal Revenue Code of 1986, as amended), and matures on September 30, 2025, and shall be repaid in the amount of $250,000 every quarter for four (4) years beginning on Oct 1, 2021.

On December 3, 2021, we entered into a Loan Assignment and Assumption Agreement, or Loan Assignment, with Decathlon and CTC pursuant to which we assumed the Decathlon Note. In connection with our assumption of the Decathlon Note, CTC reduced the principal of the Note by $1.4 million. Management believes that the assumption of the Decathlon Note from CTC is in our best interests because in connection therewith, Decathlon released us from a cross-collateralization agreement it was a party to with CTC for a loan of a greater amount. Also in connection with the Loan Assignment on December 3, 2021, we entered into a Revenue Loan and Security Agreement, or RLSA, with Decathlon and our CEO, Carol Craig, pursuant to which we pay interest based on a minimum rate of 1 times the amount advanced and make monthly payments based on a percentage of our revenue calculated as an amount equal to the product of (i) all revenue for the immediately preceding month multiplied by (ii) the Applicable Revenue Percentage, defined as 4% of revenue for payments due during any month. The Decathlon Note is secured by our assets and is guaranteed by CTC and matures the earliest of: (i) December 9, 2023, (ii) immediately prior to a change of control, or (iii) upon an acceleration of the obligations due to a default under the RLSA.

In December 2021, in connection with the assumption of the Decathlon Note, the Company reduced the principal of the Note Payable – related party by recording a reclassification of $1,106,164 from Note Payable – related party to Note payable – non- current (Decathlon note) and recorded forgiveness of note payable of $293,836.

During the years ended December 31, 2022 and 2021, the Company recorded interest expense of $0 and $54,145, respectively, recorded in accounts payable accrued interest – related party.

During the year ended December 31, 2022, the Company repaid $797,505 and the note payable and accrued interest was forgiven by Craig Technical Consulting, Inc. The Company recorded debt forgiveness of note payable and accrued interest of $1,624,755 to additional paid in capital.

As of December 31, 2022, and 2021, the Company had note payable – related party current of $0 and $1,000,000 and non-current of $0 and $1,350,000, respectively.

The Company recognized revenue of $1,042,628 and $619,324 for the years ended December 31, 2022 and 2021 and accounts receivable of $168,170 and $443,282 and contract liability of $44,185 and $63,411 as of December 31, 2022 and 2021, respectively, from contracts entered into by Craig Technical Consulting, Inc, its majority shareholder, and subcontracted to the Company for four customers.

For the year ended December 31, 2022 and 2021, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $136,363 and $0, and general and administrative expense of $12,267 and $0, respectively

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The agreement was amended and the term of agreement was extended to November 30, 2023.

During the years ended December 31, 2022 and 2021, the Company recorded professional services of $160,475 and $7,054, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by as described below:

	2022	2021

Audit fees	$72,500	$66,000
Audit related fees	16,000	41,500
Tax fees	-	-
All other fees	-	-
	$88,500	$107,500

Audit Fees: Fees for audit services were $72,500 and $66,000 for the years ended December 31, 2022 and 2021, respectively. These are fees for professional services performed by the principal auditor for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filing or engagement.

Audit-Related Fees: Fees for audit-related services were $16,000 and $41,500 for the years ended December 31, 2022 and 2021. These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of our financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees: No fees for tax services were paid for the years ended December 31, 2022 and 2021. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

All Other Fees: No all other fees were paid for the years ended December 31, 2022 and 2021. These are fees billed by the auditor for products and services not included in the foregoing categories.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2022 and 2021 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 24, 2021 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 16, 2021 (incorporated by reference to Exhibit 3.3 to Form 10-K filed with the SEC on April 5, 2022)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Form 10-K filed with the SEC on April 5, 2022)
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed with the SEC on April 5, 2022)
10.1	Sidus Space, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-K filed with the SEC on April 5, 2022)

10.2	Revenue Loan and Security Agreement dated December 1, 2021 by and among Sidus Space, Inc., Carol Craig and Decathlon Alpha IV, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.3	Loan Assignment and Assumption Agreement dated December 1, 2021 by and between Decathlon Alpha IV, L.P., Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.4	Loan Agreement dated May 1, 2021 by and between Sidus Space, Inc. and Craig Technical Consulting, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.5	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.6	Lease Agreement dated as of November 29, 2016 between 400 W. Central LLC and Craig Technologies Properties, LLC (assigned to Sidus Space, Inc.) (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.7	Lease Agreement dated as of May 21, 2021 between 400 W. Central LLC and Sidus Space, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021).
10.8	Commercial Sublease Agreement dated August 1, 2021 by and between Sykes Creek Limited Partnership, Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.9#	NASA Contract Award dated November 5, 2018 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.10+	Employment Agreement between Sidus Space, Inc. and Carol Craig dated December 16, 2021 (incorporated by reference to Exhibit 10.10 to Form 10-K filed with the SEC on April 5, 2022)
10.11	Debt Forgiveness Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 9, 2022)
10.12	Common Stock Purchase Agreement dated as of August 10, 2022 by and between Sidus Space, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 11, 2022)
10.13

Registration Rights Agreement dated as of August 10, 2022 by and between Sidus Space, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 11, 2022)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed with the SEC on April 5, 2022)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
23.1	Consent of BF Borgers CPA PC.
24	Power of Attorney (included on signature page hereto).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

+ Management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March 2023.

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

Signature	Title	Date

/s/ Carol Craig	Chief Executive Officer (Principal Executive Officer) and Chairwoman	March 15, 2023
Carol Craig

/s/ Teresa Burchfield	Chief Financial Officer	March 15, 2023
Teresa Burchfield	(Principal Financial and Accounting Officer)

/s/ Jamie Adams	Chief Technology Officer and Director	March 15, 2023
Jamie Adams

/s/ Dana Kilborne	Director	March 15, 2023
Dana Kilborne

/s/ Cole Oliver	Director	March 15, 2023
Cole Oliver

/s/ Miguel Valero	Director	March 15, 2023
Miguel Valero

