Form 10-Q
period 2023-03-31
Sidus Space Inc.
filed 2023-05-12
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission File Number: 001-41154

SIDUS SPACE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-0628183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Sykes Creek Parkway, Suite 200, Merritt Island, FL	32953
(Address of principal executive offices)	(Zip Code)

(321) 450-5633

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	SIDU	The Nasdaq Stock Market LLC

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

Number of Class A and B common shares outstanding as of May 12, 2023 was 40,332,628 and 10,000,000, respectively.

ITEM 1. FINANCIAL STATEMENTS.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$2,818,737	$2,295,259
Accounts receivable	1,471,444	850,340
Accounts receivable - related parties	306,676	168,170
Inventory	806,289	583,437
Contract asset	60,932	60,932
Contract asset - related party	21,859	14,982
Prepaid and other current assets	4,597,651	3,476,748
Total current assets	10,083,588	7,449,868

Property and equipment, net	3,699,040	2,554,992
Operating lease right-of-use assets	184,255	249,937
Other assets	44,275	42,778
Total Assets	$14,011,158	$10,297,575

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other current liabilities	$4,750,568	$3,415,845
Accounts payable - related party	541,991	566,636
Contract liability	60,932	60,932
Contract liability - related party	21,859	14,982
Asset-based loan liability	1,138,260	502,349
Notes payable	1,687,870	1,599,150
Operating lease liability	168,349	199,158
Total Current Liabilities	8,369,829	6,359,052

Operating lease liability - non-current	25,481	63,310
Total Liabilities	8,395,310	6,422,362

Commitments and contingencies

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding	-	-
Common stock: 110,000,000 authorized; $0.0001 par value
Class A common stock: 100,000,000 shares authorized; 25,272,736 and 8,022,736 shares issued and outstanding, respectively	2,527	802
Class B common stock: 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	37,309,226	32,129,257
Accumulated deficit	(31,696,905)	(28,255,846)
Total Stockholders’ Equity	5,615,848	3,875,213
Total Liabilities and Stockholders’ Equity	$14,011,158	$10,297,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$1,914,724	$1,360,388
Revenue - related parties	348,903	438,947
Total - revenue	2,263,627	1,799,335
Cost of revenue	1,367,828	820,998
Gross profit	895,799	978,337

Operating expenses
Payroll expenses	1,716,543	751,198
Sales and marketing expenses	188,597	90,461
Lease expense	86,387	84,999
Professional fees	487,442	1,322,292
General and administrative expense	1,063,200	993,833
Total operating expenses	3,542,169	3,242,783

Net loss from operations	(2,646,370)	(2,264,446)

Other income (expenses)
Interest expense	(187,527)	(65,908)
Asset-based loan expense	(40,933)	-
Finance expense	(566,229)	-
Total other income (expenses)	(794,689)	(65,908)

Loss before income taxes	(3,441,059)	(2,330,354)
Provision for income taxes	-	-
Net loss	$(3,441,059)	$(2,330,354)

Basic and diluted loss per Common Share	$(0.12)	$(0.14)

Basic and diluted weighted average number of common shares outstanding	29,714,403	16,600,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2023

	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	8,022,736	$802	10,000,000	$1,000	$32,129,257	$(28,255,846)	$3,875,213

Class A common stock units issued	17,250,000	1,725	-	-	4,613,740	-	4,615,465
Warrants issued for finance expense	-	-	-	-	566,229	-	566,229
Net loss	-	-	-	-	-	(3,441,059)	(3,441,059)
Balance - March 31, 2023	25,272,736	$2,527	10,000,000	$1,000	$37,309,226	$(31,696,905)	$5,615,848

For the Three Months Ended March 31, 2022

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	6,574,040	$657	10,000,000	$1,000	$26,074,292	$(15,415,878)	$10,660,071

Common stock issued for services	300,000	30	-	-	1,208,970	-	1,209,000
Net loss	-	-	-	-	-	(2,330,354)	(2,330,354)
Balance - March 31, 2022	6,874,040	$687	10,000,000	$1,000	$27,283,262	$(17,746,232)	$9,538,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(3,441,059)	$(2,330,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	566,229	1,209,000
Depreciation	3,361	105,211
Lease liability amortization	(2,956)	(1,218)
Changes in operating assets and liabilities:
Accounts receivable	(621,104)	(694,170)
Accounts receivable - related party	(138,506)	(365,012)
Inventory	(222,852)	(31,272)
Contract asset	-	(60,932)
Contract asset - related party	(6,877)	-
Prepaid expenses and other assets	(1,122,400)	(420,502)
Accounts payable and accrued liabilities	1,515,926	123,573
Accounts payable and accrued liabilities - related party	(24,645)	15,362
Contract liability	-	60,932
Contract liability - related party	6,877	(63,411)
Net Cash used in Operating Activities	(3,488,006)	(2,452,793)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,147,409)	(541,264)
Net Cash used in Investing Activities	(1,147,409)	(541,264)

Cash Flows From Financing Activities:
Cash proceeds from issuance of common stock units	4,615,465	-
Proceeds from asset-based loan agreement	1,857,524	-
Repayment of asset-based loan agreement	(1,221,613)	-
Repayment of notes payable	(92,483)	(34,627)
Payment of lease liabilities	-	(12,513)
Repayment of notes payable - related party	-	(250,000)
Net Cash provided by (used in) Financing Activities	5,158,893	(297,140)

Net change in cash	523,478	(3,291,197)
Cash, beginning of period	2,295,259	13,710,845
Cash, end of period	$2,818,737	$10,419,648

Supplemental cash flow information
Cash paid for interest	$48,402	$1,949
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2022

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

Description of Business

Founded in 2012, we are a vertically integrated provider of Space and Defense-as-a-Service solutions including end-to-end satellite support. The Company combines complex mission critical hardware manufacturing; multi-disciplinary engineering services; and satellite and earth observation/remote sensing solutions with a vision to lead the growth of the space ecosystem by enabling space flight heritage status for new technologies and delivering data and predictive analytics to both domestic and global customers. Our advanced space-based data offering will provide imagery in hyperspectral, multispectral and visible bands based upon latest industry needs such as weather, greenhouse gasses, agriculture and supply chain tracking. We have over a decade of commercial, defense and government manufacturing experience combined with a proven track record of success, space qualification experience, existing customers and pipeline, and heritage hardware. We provide solutions for both government and commercial in-space missions for all destinations through the solar system, not just LEO.

We are developing, building, launching and operating a multi-mission constellation of company-owned Earth observation/remote sensing satellites using our multi-mission hybrid 3D printed multipurpose satellites. We have designed and are manufacturing LizzieSat (LS) for our LEO satellite constellation operating in diverse orbits (28°-98° inclination, 300-650km altitude) as approved by the International Telecommunication Union (ITU) in February 2021. LS is expected to begin operations in 2023. Initial launches are planned via SpaceX launch service rideshare contracts and the NASA CRS2 program agreement. We have secured a number of rideshare opportunities with SpaceX and continue to evaluate additional launch providers to ensure robust access to space for our mission and our customers. Each LS is 100kg with up to 35kg dedicated to customer payload requirements including Sidus owned remote sensing instruments for space-based data collection. Payloads (Sidus or customer owned) can collect data over multiple Earth based locations, record it onboard, and downlink via ground passes to the Sidus Mission Control Center (MCC) in Merritt Island, FL. We have executed multiple agreements for global ground station coverage with leading providers of services along with ample backhaul cloud storage services to provide reduced data aging and persistent refresh.

Products and Services

Leveraging our existing manufacturing operations and facilities, flight hardware manufacturing experience and space proven commercial-off-the-shelf (COTS) subsystem hardware, we believe we can deliver customer sensors to orbit in months, rather than years. In addition, we intend on delivering high-impact data and actionable intelligence for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things. While our business has historically been centered on the design and manufacture of space hardware, our expansion into manufacture of spacecraft as well as on-orbit constellation management services and space data applications has led us to innovating in the area of space data applications. We continue to patent our products including our satellites, external platforms and other innovations.

Our end-to-end space and defense solutions include the following product and services offerings:

●	Mission Critical Hardware Manufacturing: Our Manufacturing as a Service offering is built upon a proven track record of success supporting multiple large U.S. Government space programs and demonstrates our deep knowledge of the industry. Our flight and ground heritage experience provides us with lessons learned that we believe positions us to avoid many of the challenges and issues that many start up space companies have and will likely undergo during their initial phases of growth and operation.

●	Multi-Disciplinary Engineering Services: Our Operations as a Service offering not only provides engineering and subject matter experience solutions but also management, operations and transfer of information from customer-owned on-orbit satellites via our in-house mission operations center in Merritt Island, Florida.

●	Satellite Design, Production, Launch Planning, Mission Operations, and In-Orbit Support: We provide both customer requested and Sidus owned integrated design, manufacture, test and assembly of satellites to meet the needs of customer missions. Our manufacturing facilities are located in Cape Canaveral, Florida and include traditional machining, 3D printing, cable and wire harness assembly and cleanroom operations as part of our ground infrastructure. Additionally, we provide customers assistance with the launch of satellites and sensors into space by identifying and securing launch opportunities with launch providers or integrating customer sensors into our own satellite constellation and coordinating and managing all activities leading up to launch. We launch software, payloads and dedicated satellite constellations for our customers that we own and manage on their behalf. Similar to our data and analytics services, our customers have the opportunity to subscribe to the data that is collected during orbit operations.

●	On-Orbit Testing of Space Ecosystem Technologies and Hardware: Our Satellite as a Service offering provides hosted payload options using available capacity on our satellites to accommodate additional transponders, instruments, or other space sensors. This offering enables our customers, both commercial and government organizations, to rapidly, reliably, and cost efficiently prove out technologies for space operations.

●	Data and Analytics Derived from Satellite Missions: Our Data as a Service offering uses our Space-based infrastructure of multi-mission satellites with hyperspectral, multi-spectral and other sensors to provide monitoring services and solutions to multiple sectors and industries. The global proprietary data that we expect to collect includes data captured from space with no exact terrestrial alternatives, however, we believe that integration with terrestrial data will provide a more valuable data set for customers. Data of this type is collected once and can be sold to multiple customers and consumers across a growing set of industries including weather, agriculture, maritime and oil and gas. Near real-time data can be easily integrated into our existing and proposed customers’ operations and provide unique aggregated datasets through a recurring subscription as a service model.

Each of these areas and initiatives addresses a critical component of our end-to-end solution and value proposition for the space economy as a Space and Defense-as-a-Service company. The majority of our revenues to date have been from our space related hardware manufacturing, however, 2022 and 2023 revenue includes revenue related to our multi-mission constellation and our hybrid 3D printed LizzieSat satellite. As part of our business strategy, we may expand our offerings from time to time to include the growth of our complex, mission critical hardware manufacturing services to focus on supporting additional launch vehicles for Moon and Mars access.

We support a broad range of international and domestic governments and commercial companies with hardware manufacturing including the Netherlands Organization, U.S. Department of State, the U.S. Department of Defense, NASA, Collins Aerospace, Lockheed Martin, Teledyne Marine, Bechtel, and L3Harris in areas that include launch vehicles, satellite hardware, and autonomous underwater vehicles. Planned services that benefit current and future customers include delivering space-based data that can provide critical insight for agriculture, commodities tracking, disaster assessment, illegal trafficking monitoring, energy, mining, oil and gas, fire monitoring, classification of vegetation, soil moisture, carbon mass, Maritime AIS, Aviation ADS, and weather monitoring; providing the ability for customers to demonstrate that a technology (hardware or software) performs successfully in the harsh environment of space and delivering space services. We plan to own and operate one of the industry’s leading U.S. based low earth orbit (“LEO”) small satellite (“smallsat” or “smallsats”) constellations focused on earth observation and remote sensing. Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase our international and domestic partnerships and to expand our analytics offerings in order to increase the value we deliver to our customers. Our two operating assets—our satellite constellation and hardware manufacturing capability—are mutually reinforcing and are a result of years of heritage and innovation.

Note 2. Summary of Signification Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2022, contained in the Company’s Form 10-K filed on March 15, 2023.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. For the three months ended March 31, 2022, the Company has reclassified depreciation of $21,091 to general and administrative expenses to conform with current period presentation.

Going Concern

For the three months ended March 31, 2023, the Company had a net loss of $3.4 million. We have non-recurring one-time expenses of $706,000 included in our net loss. For the three months ended March 31, 2023, the Company had negative cash flow from operating activities of $3.5 million. We have non-recurring one-time expenses of $140,000 included in our cash flow from operating activities. The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financings which it may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances, or collaboration agreements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its projects and services which could adversely affect its future business prospects and its ability to continue as a going concern. While there are indicators of substantial doubt, the Company believes that its current available cash on hand plus additional sources of funding, including current customer contracts as well as the Company’s ability to raise additional capital through the Company’s issuance of Class A common stock. As noted in subsequent event, Note 15, on April 20, 2023 net proceeds of approximately $10.2 million through a public offering of the Company’s Class A common stock. These alleviated the substantial doubt, and we believe the Company will be sufficiently funded to meet its planned expenditures and to meet the Company’s obligations for at least the one-year period following its consolidated financial statement issuance date.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, the fair value of and/or potential impairment of property and equipment; product life cycles; useful lives of our property and equipment; allowances for doubtful accounts; the market value of, and demand for, our inventory; fair value calculation of warrant; and the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at March 31, 2023 and December 31, 2022.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2023, was approximately $2.5 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At March 31, 2023 and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Recent Accounting Pronouncements

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

As of March 31, 2023 and December 31, 2022, Aurea’s assets and liabilities are as follows:

	March 31,	December 31,
	2023	2022
Assets
Cash	$77,128	$76,517
Prepaid and other current assets	9,231	11,394
	$86,359	$87,911

Liability
Accounts payable and other current liabilities	$28,430	$29,005

For the three months ended March 31, 2023 and 2022, Aurea’s net loss was $976 and $32,107 respectively.

Note 4. Prepaid expense and Other current assets

As of March 31, 2023 and December 31, 2022, prepaid expense and other current assets are as follows:

	March 31,	December 31,
	2023	2022
Prepaid insurance	$716,789	$994,450
Prepaid components	1,032,038	950,679
Prepaid satellite services & licenses	2,723,946	1,367,125
Prepaid software	108,500	107,000
Other current assets	16,378	57,494
	$4,597,651	$3,476,748

During the three months ended March 31, 2023 and 2022, the Company recorded interest expense of $6,325 and $5,875 related to financing of our prepaid insurance policies.

Note 5. Inventory

As of March 31, 2023 and December 31, 2022, inventory is as follows:

	March 31, 2023	December 31, 2022

Work in Process	$806,289	$583,437

Note 6. Property and Equipment

At March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Office equipment	$17,061	$17,061
Computer equipment	41,233	37,296
Vehicle	28,143	28,143
Software	158,212	158,212
Machinery	3,436,011	3,386,111
Leasehold improvements	391,167	372,867
R&D software	-	386,182
Construction in progress	2,958,729	1,497,276
	7,030,556	5,883,148
Accumulated depreciation	(3,331,516)	(3,328,156)
Property and equipment, net of accumulated depreciation	$3,699,040	$2,554,992

As of March 31, 2023 and December 31, 2022, construction in progress represents components to be used in the manufacturing of our satellites.

Depreciation expense of property and equipment for the three months ended March 31, 2023 and 2022 is $3,361 and $105,211, respectively, of which $43,696 and $84,120 are included as components of cost of revenue.

During the three months ended March 31, 2023 and 2022, the Company purchased assets of $1,147,409 and $541,264, respectively.

Note 7. Accounts payable and other current liabilities

At March 31, 2023 and December 31, 2022, accounts payable and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022

Accounts payable	$3,001,268	$1,483,467
Payroll liabilities	926,011	820,451
Credit cards	74,220	44,650
Other payable	175,396	239,110
Insurance payable	573,673	828,167
	$4,750,568	$3,415,845

Note 8. Asset-based loan

The Company is party to a recourse loan and security agreement with an unrelated lender whereby the lender will provide loans secured by certain accounts receivable for up to 90% of the face amount, which is paid to the Company in the form of a cash advance. The Company has a revolving line-of-credit for $2 million with a loan interest rate of 15.2% annum on outstanding balances. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the loan and security agreement, the Company must pay back any invoices that become uncollectable. As of March 31, 2023 and December 31, 2022, the asset-based loan was $1,138,260 and $502,349, respectively. For the three months ended March 31, 2023, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $40,933.

Note 9. Contract assets and liabilities

At March 31, 2023 and December 31, 2022, contract assets and contract liabilities consisted of the following:

Contract assets	March 31, 2023	December 31, 2022

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset), excluding retainage	$-	$-
Retainage included in contract assets due to being conditional on something other than solely passage of time	60,932	60,932
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	21,859	14,982
Total contract assets	$82,791	$75,914

Contract liabilities	March 31, 2022	December 31, 2022

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	60,932	60,932
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – Related party	21,859	14,982
Total contact liabilities	$82,791	$75,914

Note 10. Leases

Operating lease

We have a noncancelable operating lease entered in November 2016 for our office facility that expires in July 2021 and has renewal options to May 2024. The monthly “Base Rent” is $10,392 and the Base Rent is increased by 2.5% each year. During the year ended December 31, 2021, the Company exercised its option and extended the lease to May 31, 2024. As of March 31, 2023 and December 31, 2022, the remaining right of use asset was $21,604 and $53,697, respectively, and the remaining lease liability was $22,566 and $56,103, respectively.

In May 2021, we entered into a new lease agreement for our office and warehouse space that expires in May 2024. The Company shall have the option to terminate the lease after 12 months and 24 months from the commencement date. The monthly “Base Rent” is $11,855 and the Base Rent may be increased by 2.5% each year. As of March 31, 2023 and December 31, 2022, the remaining right of use asset was $162,651 and $196,240, respectively, and the remaining lease liability was $171,264 and $206,365, respectively.

We recognized total lease expense of approximately $86,387 and $84,999 for the three months ended March 31, 2023 and 2022, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of March 31, 2023 and December 31, 2022, the Company recorded a security deposit of $10,000 included in Other assets on the balance sheet.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at March 31, 2023 were as follows:

Total
Year Ended December 31,
2023 - Remaining nine months	$134,708
2024	63,835
Thereafter	-
198,543
Less: Imputed interest	(4,713)
Operating lease liabilities	193,830

Operating lease liability - current	168,349
Operating lease liability - non-current	$25,481

The following summarizes other supplemental information about the Company’s operating lease as of March 31, 2023:

Weighted average discount rate	4.91%
Weighted average remaining lease term (years)	1.05

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

During the three months ended March 31, 2023 and 2022, the Company recorded interest expense of $181,203 and $46,796, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures, and made payments of $92,483 and $34,627, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded principal amount and accrued interest of $1,687,870 and $1,599,150 on the balance sheet, respectively. At maturity the Company will be required to pay approximately $2.2M representing the Decathlon Note and accrued but unpaid interest.

Note 12. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $348,903 and $438,947 for the three months ended March 31, 2023 and 2022 and accounts receivable of $306,676 and $168,170 and contract asset and liability of $21,859 and $14,982 as of March 31, 2023 and December 31, 2022, respectively, from contracts entered into by Craig Technical Consulting, Inc, its majority shareholder, and subcontracted to the Company for four customers.

Accounts Payable

As of March 31, 2023 and December 31, 2022, the Company owed $541,991 and $566,636 to Craig Technical Consulting, Inc. Advances are unsecured, due on demand and non-bearing-interest.

Cost of Revenue

For the three months ended March 31, 2023 and 2022, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $0 and $0, and general and administrative expense of $0 and $0, respectively.

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The Agreement was amended and the term of the Agreement was extended to November 30, 2023.

During the three months ended March 31, 2023 and 2022, the Company recorded professional services of $19,634 and $32,296, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party Majority Shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent is $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. During the three months ended March 31, 2023 and 2022, the Company recorded $14,401 and $13,984 to lease expenses, respectively.

Note 13. Commitments and Contingencies

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the three months ended March 31, 2023 and 2022 the Company recorded payments of $30,000 in Other General and Administrative expenses.

Note 14. Stockholder’s Equity

Authorized Capital Stock

The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001.

The Company has authorized 110,000,000 shares of common stock with a par value of $0.0001, consisting of 100,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock. The Class B Common Stock is entitled to 10 votes for every 1 vote of the Class A Common Stock.

Class A Common Stock

On January 30, 2023, the Company offered an aggregate of up to 2,640,000 shares of our Class A common stock and pre-funded warrants to purchase up to an aggregate 12,360,000 shares of Class A common stock. In addition, the company issued 2,250,000 prefunded warrants to cover over-allotments. All pre-funded warrants were exercised and total issued stock in this offering was 17,250,000 aggregate shares of Class A common stock. The purchase price for each share of Class A common stock was $0.30. Warrants equal to 4% of the number of securities issued by the Company in the offering were issued to the underwriter at an exercise price of 125% of the offering price per share. Gross proceeds from the offering were approximately $5.2 million, and net proceeds of approximately $4.6 million after underwriter expenses.

Class B Common Sock

The Company had 10,000,000 shares of Class B common stock issued and outstanding as of March 31, 2023 and December 31, 2022.

Pre-funded Warrants

For the three months ended March 31, 2023, the Company issued a total of 14,610,000 pre-funded warrants for a period of five years at an exercise price per share of $0.30 in connection with the common stock sold. These warrants were fully exercised into Class A Common stock as part of the offering previously described.

In addition, the Company issued a total of 690,000 underwriter warrants for a period of five years at an exercise price per share of $0.375 in connection with the common stock sold. Upon the issuance of the warrants as compensation of its services as underwriters, the warrants were categorized as equity and the fair value of $566,229 was recorded as finance expense.

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

Three Months Ended
March 31,
2023
Expected term	5 years
Expected average volatility	182%
Expected dividend yield	-
Risk-free interest rate	3.96%

A summary of activity of the warrants during the three months ended March 31, 2023 as follows:

	Number of	Weighted Average	Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2022	-	$-	-
Granted	14,610,000	0.30	5.00
Granted	690,000	0.375	5.00
Expired	-	-	-
Exercised	(14,610,000)	0.30	5.00
Outstanding, March 31, 2023	690,000	$0.375	4.84

The intrinsic value of the warrants as of March 31, 2023 $121,509. All of the outstanding warrants are exercisable as of March 31, 2023.

Note 15. Subsequent Events

On April 20, 2023, the Company sold an aggregate of 8,572,018 shares of our Class A Common Stock and pre-funded warrants to purchase up to an aggregate 21,731,012 shares of Class A Common Stock and warrants to purchase up to 30,303,030 shares of Class A Common Stock. In addition, the Company sold 3,787,874 shares of Class A Common Stock and 3,787,874 of accompanying warrants to purchase shares of Class A Common Stock pursuant to the partial exercise of the underwriter’s over-allotment option. 2.7 million of pre-funded warrants were exercised as of May 12, 2023, and the total number of Class A Common Shares issued in this offering was 15,059,892. The purchase price for each share of Class A Common Stock and accompanying warrant was $0.33. Warrants equal to 3% of the number of securities issued by the Company in the offering at an exercise price of 125% of the offering price per share was issued to the underwriter. Gross proceeds from the offering were approximately $11.2 million, and net proceeds of approximately $10.2 million after underwriting discounts and commissions and estimated offering expenses payable by us.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Sidus,” or “Sidus Space” refer to Sidus Space, Inc., individually, or as the context requires, collectively with its subsidiary.

Overview

Description of Business

Founded in 2012, we are a vertically integrated provider of Space and Defense-as-a-Service solutions including end-to-end satellite support. The Company combines complex mission critical hardware manufacturing; multi-disciplinary engineering services; and satellite and earth observation/remote sensing solutions with a vision to lead the growth of the space ecosystem by enabling space flight heritage status for new technologies and delivering data and predictive analytics to both domestic and global customers. Our advanced space-based data offering will provide imagery in hyperspectral, multispectral and visible bands based upon latest industry needs such as weather, greenhouse gasses, agriculture and supply chain tracking, We have over a decade of commercial, military and government manufacturing experience combined with a proven track record of success, space qualification experience, existing customers and pipeline, and heritage hardware. We provide solutions for both government and commercial in-space missions for all destinations through the solar system, not just LEO.

We are developing, building, launching and operating a multi-mission constellation of company-owned Earth observation/remote sensing satellites using our multi-mission hybrid 3D printed multipurpose satellites. We have designed and are manufacturing LizzieSat (LS) for our LEO satellite constellation operating in diverse orbits (28°-98° inclination, 300-650km altitude) as approved by the International Telecommunication Union (ITU) in February 2021. LS is expected to begin operations in 2023. Initial launches are planned via SpaceX launch service rideshare contracts and the NASA CRS2 program agreement. We have secured a number of rideshare opportunities with SpaceX and continue to evaluate additional launch providers to ensure robust access to space for our mission and our customers Each LS is 100kg with up to 35kg dedicated to customer payload requirements including Sidus owned remote sensing instruments for space-based data collection. Payloads (Sidus or customer owned) can collect data over multiple Earth based locations, record it onboard, and downlink via ground passes to the Sidus Mission Control Center (MCC) in Merritt Island, FL. We have executed multiple agreements for global ground station coverage with leading providers of services along with ample backhaul cloud storage services to provide reduced data aging and persistent refresh.

Products and Services

Leveraging our existing manufacturing operations and facilities, flight hardware manufacturing experience and space proven commercial-off-the-shelf (COTS) subsystem hardware, we believe we can deliver customer sensors to orbit in months, rather than years. In addition, we intend on delivering high-impact data and actionable intelligence for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things. While our business has historically been centered on the design and manufacture of space hardware, our expansion into manufacture of spacecraft as well as on-orbit constellation management services and space data applications has led us to innovating in the area of space data applications. We continue to patent our products including our satellites, external platforms and other innovations.

Our end-to-end space and defense solutions include the following product and services offerings:

●	Mission Critical Hardware Manufacturing: Our Manufacturing as a Service offering is built upon a proven track record of success supporting multiple large U.S. Government space programs and demonstrates our deep knowledge of the industry. Our flight and ground heritage experience provides us with lessons learned that we believe positions us to avoid many of the challenges and issues that many start up space companies have and will likely undergo during their initial phases of growth and operation.

●	Multi-Disciplinary Engineering Services: Our Operations as a Service offering not only provides engineering and subject matter experience solutions but also management, operations and transfer of information from customer-owned on-orbit satellites via our in-house mission operations center in Merritt Island, Florida.

●	Satellite Design, Production, Launch Planning, Mission Operations, and In-Orbit Support: We provide both customer requested and Sidus owned integrated design, manufacture, test and assembly of satellites to meet the needs of customer missions. Our manufacturing facilities are located in Cape Canaveral, Florida and include traditional machining, 3D printing, cable and wire harness assembly and cleanroom operations as part of our ground infrastructure. Additionally, we provide customers assistance with the launch of satellites and sensors into space by identifying and securing launch opportunities with launch providers or integrating customer sensors into our own satellite constellation and coordinating and managing all activities leading up to launch. We launch software, payloads and dedicated satellite constellations for our customers that we own and manage on their behalf. Similar to our data and analytics services, our customers have the opportunity to subscribe to the data that is collected during orbit operations.

●	On-Orbit Testing of Space Ecosystem Technologies and Hardware: Our Satellite as a Service offering provides hosted payload options using available capacity on our satellites to accommodate additional transponders, instruments, or other space sensors. This offering enables our customers, both commercial and government organizations, to rapidly, reliably, and cost efficiently prove out technologies for space operations.

●	Data and Analytics Derived from Satellite Missions: Our Data as a Service offering uses our Space-based infrastructure of multi-mission satellites with hyperspectral, multi-spectral and other sensors to provide monitoring services and solutions to multiple sectors and industries. The global proprietary data that we expect to collect includes data captured from space with no exact terrestrial alternatives, however, we believe that integration with terrestrial data will provide a more valuable data set for customers. Data of this type is collected once and can be sold to multiple customers and consumers across a growing set of industries including weather, agriculture, maritime and oil and gas. Near real-time data can be easily integrated into our existing and proposed customers’ operations and provide unique aggregated datasets through a recurring subscription as a service model.

Each of these areas and initiatives addresses a critical component of our end-to-end solution and value proposition for the space economy as a Space and Defense-as-a-Service company. The majority of our revenues to date have been from our space related hardware manufacturing, however, 2022 and 2023 revenue includes revenue related to our multi-mission constellation and our hybrid 3D printed LizzieSat satellite. As part of our business strategy, we may expand our offerings from time to time to include the growth of our complex, mission critical hardware manufacturing services to focus on supporting additional launch vehicles for Moon and Mars access.

We support a broad range of international and domestic governments and commercial companies with hardware manufacturing including the Netherlands Organization, U.S. Department of State, the U.S. Department of Defense, NASA, Collins Aerospace, Lockheed Martin, Teledyne Marine, Bechtel, and L3Harris in areas that include launch vehicles, satellite hardware, and autonomous underwater vehicles. Planned services that benefit current and future customers include delivering space-based data that can provide critical insight for agriculture, commodities tracking, disaster assessment, illegal trafficking monitoring, energy, mining, oil and gas, fire monitoring, classification of vegetation, soil moisture, carbon mass, Maritime AIS, Aviation ADS, and weather monitoring; providing the ability for customers to demonstrate that a technology (hardware or software) performs successfully in the harsh environment of space and delivering space services. We plan to own and operate one of the industry’s leading U.S. based low earth orbit (“LEO”) small satellite (“smallsat” or “smallsats”) constellations focused on earth observation and remote sensing. Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase our international and domestic partnerships and to expand our analytics offerings in order to increase the value we deliver to our customers. Our two operating assets—our satellite constellation and hardware manufacturing capability—are mutually reinforcing and are a result of years of heritage and innovation.

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

Commencing and Expanding Commercial Satellite Operations

Our goal is to help customers understand how space-based data can be impactful to day-to-day business. Our strategy includes increasing the demand downstream by starting out as end user focused. While others are focused on data verticalization strategy specializing on a key sectors or problem set, we believe that flexibility in production, low-cost bespoke design and ‘Bringing Space Down to Earth’ for consumers will provide a scalable model for growth. With LizzieSat design reviews (PDR and CDR) successfully completed in 2022, we began LizzieSat integration and testing in Q1 2023. We completed critical command and data system testing which validated the proper functioning of the communications and data transfer paths between a LizzieSat satellite in space and the KSAT ground stations, a requirement for mission success of the LizzieSat™ constellation.

In Q1 2023 we signed an agreement with SkyWatch for use of its TerraStream data-management platform. This agreement is expected to accelerate the expansion of Sidus’ commercial data distribution strategy, which includes white labeling data for the Company’s existing customers as well as driving growth of new data customers. Serving as a key contributor to the Space data marketplace, the agreement is expected to generate additional revenue for the Company and engage customers that otherwise may not have connected with Sidus. We also announced an agreement to integrate EdgeAI capabilities into our planned constellation with ExoSpace’s FeatherEdge AI platform which will enable us to deliver near real-time intelligence derived from Earth Observation data. Further expanding the capabilities of our constellation, we announced an agreement with SatLab to implement its second-generation automated identification system (AIS) technology into the LizzieSat™ satellite constellation. AIS technology uses sophisticated systems on board marine vessels to identify and track ships to prevent collisions and protect life at sea. The integration of this technology into Sidus’s satellites will enable more accurate vessel tracking and monitoring while providing valuable information about ship movements in real time.

In January 2023, we were awarded a follow-on agreement for the next phase of NASA’s Autonomous Satellite Technology for Resilient Applications (ASTRA) project. During this phase of the ASTRA project, the Autonomous Systems Lab (ASL) team at NASA’s Stennis Space Center near Bay St. Louis, Mississippi, will join Sidus Space to integrate ASTRA’s autonomous operational on-orbit capabilities on a Sidus-built LizzieSat satellite as the organizations transition to the operational phase of the program.

In February 2023, Sidus executed a multi-million dollar agreement with The Netherlands Organization for Applied Scientific Research (TNO) to deploy and test TNO’s laser communications technology aboard a Sidus’ LizzieSat™ satellite expanding our international presence.

We are in active discussions with numerous potential customers, including domestic and international government agencies, for payload hosting and data related to our planned satellite launches over the next 24 months.

We have previously been approved for our X-band and S-band radio frequencies licensing through a published filing by the ITU on April 4, 2021. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, which is a VIE to us. Our filing contains approved spectrum use for multiple X-Band and S-Band frequencies and six different orbital planes. In addition, we have submitted FCC experimental license applications for our first two satellites and we plan to file for additional missions through 2024. We have received NOAA Tier 1 licenses to fly to fly Dragon-Fly Gecko and Simera Sense Hyperscape 100 imagers on our initial satellites. We plan to file additional NOAA licenses as additional imagers are needed. In February 2023, we announced four additional Transporter missions with SpaceX in 2024 and 2025 which further ensures a steady launch cadence. Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining NOAA licenses or other regulatory approvals for future operations or frequency requirements, could adversely impact our results and growth plans.

Our Vertically Integrated Space Infrastructure

We are designing, developing, manufacturing, and planning to operate a constellation of proprietary smallsats. These satellites are designed for multiple missions and customers and form the foundation of our satellite platform. Weighing approximately 100 kilograms each, these hybrid 3D printed, modular satellites are more functional than cubesats and nanosatellites and less expensive to manufacture than the larger satellites in the 200-600kg range. Launched into a LEO and operating in diverse orbits (28°-98° inclination, 300-650km altitude) as approved by the International Telecommunication Union (ITU) in February 2021, our constellation will be optimally distributed to provide maximum coverage for our customers in the government and commercial sectors. With six initial globally distributed ground stations, our constellation is designed for rapid tasking, collection, and delivery of high-revisit, high-resolution imagery and data analytics. As our satellite constellation grows, the amount of data we collect will scale, and we expect our revisit rate will improve.

Our cost-efficient smallsats are designed from the ground-up to optimize performance per unit cost. We can integrate technologies and deliver data on demand at lower costs than legacy providers due to our vertical integration, use of Customer Off the Shelf (COTS) proven systems, cost-efficiencies, capital efficient constellation design, and adaptable pricing models.

We manufacture our satellites at our Cape Canaveral facility. Our current configuration and facility is designed to manufacture 5-10 satellites a month. Our vertical integration enables us to control our satellites through the entire design, manufacturing, and operation process. Our years of experience manufacturing space hardware means we are able to leverage our manufacturing expertise and commercial best practices for satellite production. Additionally, leveraging both in-house and partner-provided subsystem components and in-house design and integration services, as well as operational support of satellites on orbit, to provide turn-key delivery of entire constellations offer “concept to constellation” in months instead of years. Specifically, our Space and Defense-as-a-Service offerings encompass all aspects of hosted satellite and constellation services, including hosting customer payloads onto our satellites, and delivering services to customers from our space platform. These services are expected to allow customers to focus on developing innovative payloads rather than having to design or develop complete satellite buses or satellites or constellations, which we will provide, along with ancillary services that are likely to include telemetry, tracking and control (“TT&C”), communications, processing, as well as software development and maintenance. Our patented technologies include a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on Earth, the Moon, Mars, some asteroids, and other terrestrial planets and moons. We continue to patent our products including our satellites, external platforms and other innovations.

Revenue Generation

We generate revenue by selling payload space on our satellite platform, providing engineering and systems integration services to strategic customers on a project-by-project basis, and manufacturing space hardware. Additionally, we intend to add to our revenue by selling geospatial data and actionable intelligence captured through our constellation. This support is typically contracted to both commercial and government customers under fixed price contracts and often includes other services. Due to the size and capacity of our satellite, we are able to host a diverse array of sensors such as Multispectral and Hyperspectral Earth Observing Imagers, Maritime Vessel RF Tracking receivers, UHF IoT Transceivers, Optical Communications gear and others on a single platform that can simultaneously address the needs of many customer requirements.

Lowering Manufacturing Cost and Schedule

We are developing a manufacturing model that provides rapid response to customer requirements including integration of customers technologies and space-based data delivery. Our planned satellites are being designed to integrate Customer Off the Shelf (COTS) subsystems that are space-proven, can be rapidly integrated into the satellite and replaced rapidly when customer needs change or evolve. Our vertically integrated manufacturing processes give us the flexibility to make changes during the production cycle without impacting launch or costs.

Environmental, social, and corporate governance

While Environmental, Social and Governance (ESG) reporting is not mandatory, we are developing an ESG policy that will implement the tracking of several indicators we believe are critical to ensure we are doing our part to continue sustainable growth and maximize shareholder value. We have been in business for over ten years manufacturing space hardware and components, and in that time, implementation of policies and processes to mitigate environmental impact have been of upmost importance. Furthermore, since our inception, we have recognized the value of our employees and have always prioritized employee well-being through facets such as excellent benefits, programs, educational assistance, and insurance of a safe and healthy work environment. We also understand that our efforts to promote value and well -being are not limited to our employees. We are committed to the communities we belong to both locally and professionally. We recently started to formalize this commitment, providing tangible benefits back to the community that supports us.

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

Manufacturing parts with a 3D printer reduces overall energy consumption and waste, reducing our carbon footprint compared to its predecessor of conventional machining. Additional benefits include the removal of waste and unnecessary energy associated with conventional machining, often resulting in the production of more scrapped material per part than the material that part is composed of. While these are the biggest impacts, the effects too can be seen in smaller scales. Due to the massive reduction in weight 3D printing provides, energy spent using cargo ships and commercial vehicles for transportation sees a significant decrease. This reduction in weight is accompanied by a reduction in space requirements for housing the material, cutting out the need for large storage spaces and the energy needed to maintain those facilities.

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

Community on all scales is fundamental to our success, and because of that, we are committed to leaving a lasting impact on the community that supports us. This commitment brought forth Sidus Serves, our way of actively improving life on earth. Community involvement is key to our culture, and we believe in the power of volunteerism. We actively invest in the communities of our employees’ by supporting K-12 education, providing military and veteran assistance, environmental stewardship, and volunteering at local non-profit organizations. We, and our employees, are passionate about the improvement of their communities through individual efforts and partnership with local, regional, and national organizations. We are proud to support local STEM programs and schools in local communities. We are focused on bridging the gap in the aerospace field by supporting young professionals through establishing partnerships with several organizations dedicated to providing STEM learning opportunities to a diverse array of students.

Governance

Our governance structure is designed to promote transparency, efficiency, and ethics. Through a qualified and diverse chain of command, we are confident that our decision making will carry out performance at the highest degree. Our Board of Directors consists of professionals with strong executive experience, business strategy and leadership skills. Our board consists of 4 independent directors alongside our CEO and CTO including 2 women.

Global Space Industry Overview

In recent years, the importance of the space economy has been growing as technological advances in both satellites and supporting terrestrial technologies have enabled new commercial use cases. These use cases include satellite broadband, remote imaging, Internet-of-Things (“IOT”)/Machine-to-Machine (“M2M”) communications, defense-related applications, as well as others. As a result, several new and existing operators have announced new satellite constellations to serve these use cases. Many of these announced constellations will consist of small LEO satellites rather than large GEO satellites. With the flux of new entrants at all levels of the value chain, the small satellite value chain has continued to evolve, especially in the launch sector, downstream value-added applications, M&As and consolidation between stakeholders.

The rapid pace of innovation and technological advancements continue to drive the commercialization of space-based data, analytics, and insights, enhancing their relevance to businesses, governments, and the general public. Furthermore, the demand for data that can be collected from space is growing rapidly while the cost of accessing space is decreasing. Several key trends have emerged in the new space economy, including the expansion of constellations and the availability of space-based data, the shift in user demand towards analytics and insights, climate change adaptation, global security concerns, and advancements in on-board technologies.

According to Citi Report 2022: Space – Dawn of a New Age: published in 2022, forecasts a $1 trillion annual revenue for the space economy by 2040, an increase from $370 billion in 2020 with forecasts of strong growth in satellites, government space budgets, as well as new applications and industries in the field of space exploration.1 In addition, Prospects for the Small Satellite Market – A Euroconsult Report 8th Edition July 2022, expects that over the next decade, the total manufacturing and launch market value for small satellites is expected to reach $84 billion, more than 3.5 times the market value over 2012-2021. Although this indicates significant growth, it does not reflect the six-fold increase in the mass of smallsats resulting from the rise of cubesats, constellations and the introduction of low-cost systems for both manufacturing and launch, which reduce average costs per satellite.

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

Launch Market

Space access has traditionally been limited to those with significant capital expenditures, with launch costs remaining high, with few exceptions. Launch costs have traditionally been the primary bottleneck impeding the development of orbital activities. The frequency and availability of launches, while acceptable for the legacy market (several times a year), has proved paralyzing to some operators of small satellites. Although new launch provider entrants seek to offer higher launch rates and more flexibility to small satellites, capital remains the main barrier to entry.

After years of launch bottlenecks, smallsats now enjoy more launch options as new launchers, brokers and smallsat dispensers become available and facilitate access to space. According to Euroconsult, the smallsat launch market which was valued at $7.6 billion is set to grow by +279% to $28.4 billion, however much of that launch value remains captive of national industries and vertically integrated players (e.g., SpaceX). Since the demand for small satellites had been fragmented and considered less profitable than larger satellites, launch providers had not actively pursued the launch business. However, this has now changed, as the launch supply has adapted rapidly.

Small Satellite Market

Since 2018, a paradigm shift in the commercial space market has resulted in an increased demand for smallsats. Euroconsult states that Smallsats have become smaller in size over the past few years but have gained in performance. Technical advances have allowed them to expand their mission capabilities, making them more resilient, effective, and lower cost. Miniaturization is a continuous process that allows the customer to choose between lighter satellites with no change in capabilities, or bigger, more powerful, and more capable satellites with greater capabilities. Other technical enablers include, but are not limited to:

❖	Extension of electrical propulsion use;
❖	Miniaturization of attitude sensors;
❖	Solar cells and batteries’ efficiency improvement;
❖	COTS solutions for bus electronics; 3D printing.

The demand for large geosynchronous satellites declined dramatically as companies prepared to launch constellations of smaller, cheaper broadband satellites in low and medium Earth orbits, resulting in a dramatic decrease in demand for large geosynchronous communications satellites. New technologies in space and space-related sectors, particularly computational technologies, and data analytics, are facilitating the miniaturization of satellite systems, thereby improving the market. Due to this, smallsats are now able to provide operational services previously only available through heavier satellites. Euroconsult anticipates that about 18,500 smallsats (<500 kg) will launch over 2022-2031, or about 365 tons per year, (i.e., one ton per day on average over the next 10 years).

Moreover, the rise of this market has also created a new market segment in nanosatellites and microsatellites, weighing less than 10 kg and between 10 and 100 kg, respectively. While these satellites can be deployed individually, they can also be operated as part of a constellation, a large group of satellites interconnected to provide a service, such as the Starlink satellite constellation’s offering of global internet connectivity. According to Euroconsult, the smallsat manufacturing market, which was valued at $15.5 billion over 2012-2021, is set to grow by +258% to $55.6 billion over 2022-2031, driven by the multiplication of constellation projects from both commercial and government stakeholders. The next decade will be defined primarily by the rollout of multiple constellation projects, which will account for 81% of smallsats, mainly for commercial operators. A total of 3,335 smallsats <10 kg are expected to launch throughout the next decade, i.e., more than twice the 1,656 launched over 2012-2021. Satellites in this category, especially cubesats, have gained momentum recently: 1,187 were launched in the past 5 years alone.

The growth in the LEO satellite constellations market is being driven by technological advances in ground equipment, new business models, expanded funding, and growing demand for high bandwidth and lower latency. Though this satellite constellations market remains nascent in maturity, we anticipate considerable growth over the coming years in the launch industry as companies continue to seek versatile and low-cost ways to deliver single satellites to specific orbits or deploy their satellite constellations. Furthermore, we anticipate the growth of the satellite constellations market to contribute business to our Satellite Services offerings. LEO satellite constellations have relatively short lifespans on orbit, resulting in a requirement to launch replenishment satellites every few years.

Results of Operations

The following table provides certain selected financial information for the periods presented:

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

	Three Months Ended
	March 31,
	2023	2022	Change	%
Revenue	$2,263,627	$1,799,335	$464,292	26%
Cost of revenue	1,367,828	820,998	546,830	67%
Gross Profit (Loss)	895,799	978,337	(82,538)	(8)%
Gross Profit Percentage	40%	54%

Operating expense	3,542,169	3,242,783	299,386	9%
Other expense	(794,689)	(65,908)	(728,781)	1106%
Net loss	$(3,441,059)	$(2,330,354)	$(1,110,705)	48%

Revenue

Non-related party revenue increased by 140% for the three months ended March 31, 2023 to approximately $1.9 million as compared to approximately $1.36 million for the three months ended March 31, 2022 and was primarily driven by increased sales staff which allowed for more aggressive pursuit of customers and resulted in an increase in our satellite related revenue versus prior year. Contracts increased as a result of the timing of industry needs and proposals submitted. Revenue from related parties decreased by 21% to approximately $348,903 for the three months ended March 31, 2023 from approximately $438,947 for the three months ended March 31, 2022. This was driven by the timing of fixed price milestone contracts and smaller contracts our related party entered into with its customers, resulting in it outsourcing less of its work to us.

Cost of Revenue

The increase in cost of revenue of 67% for the three months ended March 31, 2023 to approximately $1.37 million as compared to $820,998 for the three months ended March 31, 2022 was driven by increased materials purchases and other direct costs related to our increased revenue. As a manufacturing entity, materials and other direct costs are a percentage of revenue. The percent change in the cost of revenue was higher than the percent increase in revenue due to mix of contracts, increased materials purchases, and continued supply chain impacts.

Gross Profit (Loss)

The decrease in our gross profit of approximately $83,000 to a gross profit of approximately $896,000 for the three months ended March 31, 2023 as compared to a gross profit of approximately $978,000 for the three months ended March 31, 2022 is primarily attributable to mix of contracts and higher supply chain related costs.

Operating Expenses

	Three Months Ended
	March 31,
	2023	2022	Change	%
Operating expenses
Payroll expenses	$1,716,543	$751,198	$965,345	129%
Sales and marketing expenses	188,597	90,461	98,136	108%
Lease expense	86,387	84,999	1,388	2%
Professional fees	487,442	1,322,292	(834,850)	(63)%
General and administrative expense	1,063,200	993,833	69,367	7%
Total	$3,542,169	$3,242,783	$299,386	9%

Overall operating expenses increased by approximately $300,000 to approximately $3.5 million for the three months ended March 31, 2023 as compared to approximately $3.2 million for the three months ended March 31, 2022. The increase is primarily attributed to an increase in our payroll expenses to approximately $1.7 million from $751,198 for the three months ended March 31, 2022, as a result of an expansion of our staff to support the needs of the business. This was partially offset by an $834,850 decrease in our professional fees to $487,442 for the 3 months ended March 31, 2023 from approximately $1.3 million as of March 31, 2022 which included a $1.2 million one-time charge in stock-based consulting fees for investor relations.

Total other income (expenses)

During the three months ended March 31, 2023, we had other expense of $794,689 which included financing expense of $566,229 from warrants outstanding related to underwriter compensation, interest expense of $187,527, consisting of approximately $181,000 related to short term debt and $6,325 related to the financing of our insurance policies, and $40,933 of asset-based loan expense.

During the three months ended March 31,2022 we had other expense of $65,908 related to interest expense on long term debt.

Liquidity and Capital Resources

The following table provides selected financial data about us as of March 31, 2023, and December 31, 2022.

	March 31,	December 31,
	2023	2022	Change	%
Current assets	$10,083,588	$7,449,868	$2,633,720	35%
Current liabilities	$8,369,829	$6,359,052	$2,010,777	32%
Working capital (deficiency)	$1,713,759	$1,090,816	$622,943	57%

We had an accumulated deficit of approximately $31.7 million and working capital of approximately $1.7 million as of March 31, 2023. As of March 31, 2023, we had $2.8 million of cash.

As of March 31, 2023 the working capital surplus is due to funds raised through equity sales in relation to our January 30, 2023 capital raise. As of December 31, 2022 the working capital surplus was due to funds raised through financing in relation to our equity line of credit.

Current assets increased by approximately $2.6 million to approximately $10.1 million as of March 31, 2023 from approximately $7.4 million as of December 31, 2022. The increase is primarily attributable to increases in cash, accounts receivable and prepaids.

Current liabilities increased by approximately $2.0 million to approximately $8.4 million as of March 31, 2023 from approximately $6.4 million as of December 31, 2022. The increase was primarily attributable to an increase in accounts payable and other current liabilities and our asset-based loan liability.

On April 20, 2023 we sold an aggregate of 8,572,018 shares of our Class A Common Stock and pre-funded warrants to purchase up to an aggregate 21,731,012 shares of Class A Common Stock and warrants to purchase up to 30,303,030 shares of Class A Common Stock. In addition, we sold 3,787,874 shares of Class A Common Stock and 3,787,874 of accompanying warrants to purchase shares of Class A Common Stock pursuant to the partial exercise of the underwriter’s over-allotment option. 2.7 million of pre-funded warrants were exercised as of May 12, 2023, and the total number of Class A Common Shares issued in this offering was 15,059,892. The purchase price for each share of Class A Common Stock and accompanying warrant was $0.33. Warrants equal to 3% of the number of securities issued by us in the offering at an exercise price of 125% of the offering price per share was issued to the underwriter. Gross proceeds from the offering were approximately $11.2 million, and net proceeds of approximately $10,2 million after underwriting discounts and commission and estimated offering expenses payable by us.

Cash Flow

	Three Months Ended
	March 31,
	2023	2022	Change	%
Cash used in operating activities	$(3,488,006)	$(2,452,793)	$(1,035,213)	42%
Cash used in investing activities	$(1,1147,409)	$(541,264)	$(606,145)	112%
Cash provided by financing activities	$5,158,893	$(297,140)	$5,456,033	(1836)%
Cash on hand	$2,818,737	$10,419,648	$(7,600,911)	(73)%

Cash Flow from Operating Activities

Three Months ended March 31, 2023 and 2022

For the three months ended March 31, 2023 and 2022, we did not generate positive cash flows from operating activities. For the three months ended March 31, 2023, net cash flows used in operating activities was approximately $3.49 million compared to approximately $2.45 million during the three months ended March 31, 2022.

Cash flows used in operating activities for the three months ended March 31, 2023 of approximately $3.5 million is comprised of a net loss of approximately $3.4 million, which was reduced by non-cash expenses of $566,229 for the issuance of warrants as compensation of underwriters services and $3,361 for depreciation, and an increase in net change in working capital of approximately $614,000.

For the three months ended March 31, 2022, net cash flows used in operating activities of approximately $2.45 million comprised of a net loss of approximately $2.3 million, which was reduced by non-cash expenses of approximately $1.3 million primarily related to one-time stock-based compensation and depreciation, and an increase in net change in working capital of approximately $1.4 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2023 and 2022, we purchased property and equipment in the amount of approximately $1.15 million and $541,000 respectively.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, net cash provided in financing activities of approximately $5.2 million included a January 2023 capital raise of approximately $4.6 million net proceeds and approximately $636,000 net proceeds from an asset-based loan agreement, partially offset by repayment of notes payable of approximately $92,000. During the three months ended March 31, 2022, net cash used in financing activities of $297,140 included repayment of notes payable and notes payable related party of approximately $285,000, and payment of finance leases of $12,513.

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

These five elements, as applied to each our revenue category, are summarized below:

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses, which relate to internal controls over financial reporting, that were identified is:

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

Management’s Plan to Remediate the Material Weakness

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine and technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a full-time Principal Financial Officer, a new full-time controller and 2 bookkeepers, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

SIDUS SPACE, INC.

Date: May 12, 2023	By:	/s/ Carol Craig
Carol Craig Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Teresa Burchfield
Teresa Burchfield Chief Financial Officer (Principal Financial and Accounting Officer)

-35-