Form 10-Q
period 2023-06-30
Sidus Space Inc.
filed 2023-08-14
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of Class A and B common shares outstanding as of August 14, 2023 was 63,015,054 and 10,000,000, respectively.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$7,863,849	$2,295,259
Accounts receivable	694,210	850,340
Accounts receivable - related parties	113,474	168,170
Inventory	1,120,960	583,437
Contract asset	60,932	60,932
Contract asset - related party	30,938	14,982
Prepaid and other current assets	4,949,324	3,476,748
Total current assets	14,833,687	7,449,868

Property and equipment, net	5,089,776	2,554,992
Operating lease right-of-use assets, net	251,201	249,937
Other assets	54,120	42,778
Total Assets	$20,228,784	$10,297,575

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other current liabilities	$4,786,656	$3,415,845
Accounts payable and accrued interest - related party	566,171	566,636
Contract liability	60,932	60,932
Contract liability - related party	30,938	14,982
Asset-based loan liability	216,382	502,349
Notes payable	1,781,529	1,599,150
Operating lease liabilities	259,338	199,158
Total current liabilities	7,701,946	6,359,052

Operating lease liabilities - non-current	-	63,310
Total Liabilities	7,701,946	6,422,362

Commitments and contingencies

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding	-	-
Common stock: 210,000,000 authorized; $0.0001 par value
Class A common stock: 200,000,000 shares authorized; 59,795,054 as of June 30,2023 and 8,022,736 shares as of December 31, 2022 issued and outstanding, respectively	5,979	802
Class B common stock: 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	47,718,345	32,129,257
Accumulated deficit	(35,198,486)	(28,255,846)
Total Stockholders’ Equity	12,526,838	3,875,213
Total Liabilities and Stockholders’ Equity	$20,228,784	$10,297,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$1,175,616	$1,479,092	$3,090,340	$2,839,480
Revenue - related parties	194,793	368,271	543,696	807,218
Total - revenue	1,370,409	1,847,363	3,634,036	3,646,698
Cost of revenue	862,632	1,500,599	2,230,460	2,321,597
Gross profit	507,777	346,764	1,403,576	1,325,101

Operating expenses
Payroll expenses	1,861,016	1,391,451	3,577,559	2,142,649
Sales and marketing expenses	165,928	112,153	354,525	202,614
Lease expense	88,668	86,352	175,055	171,351
Professional fees	382,817	131,922	870,259	1,454,214
General and administrative expense	1,062,053	1,024,301	2,125,253	2,018,134
Total operating expenses	3,560,482	2,746,179	7,102,651	5,988,962

Net loss from operations	(3,052,705)	(2,399,415)	(5,699,075)	(4,663,861)

Other income (expense)
Other income	17,950	-	17,950	-
Interest expense	(187,667)	(58,420)	(375,194)	(124,328)
Asset-based loan expense	(38,634)	-	(79,567)	-
Finance expense	(240,525)	-	(806,754)	-
Total other expense	(448,876)	(58,420)	(1,243,565)	(124,328)

Loss before income taxes	(3,501,581)	(2,457,835)	(6,942,640)	(4,788,189)
Provision for income taxes	-	-	-	-
Net loss	$(3,501,581)	$(2,457,835)	$(6,942,640)	$(4,788,189)

Basic and diluted loss per Common Share	$(0.07)	$(0.23)	$(0.17)	$(0.29)
Basic and diluted weighted average number of common shares outstanding	51,131,482	10,836,332	40,482,106	16,600,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Six Months Ended June 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	8,022,736	$802	10,000,000	$1,000	$32,129,257	$(28,255,846)	$3,875,213

Class A common stock units issued	17,250,000	1,725	-	-	4,613,740	-	4,615,465
Warrants issued for finance expense	-	-	-	-	566,229	-	566,229
Net loss	-	-	-	-	-	(3,441,059)	(3,441,059)
Balance - March 31, 2023	25,272,736	$2,527	10,000,000	$1,000	$37,309,226	$(31,696,905)	$5,615,848

Class A common stock units issued	12,359,892	1,236	-	-	10,169,247	-	10,170,483
Class A common stock issued for exercise of warrants	22,162,426	2,216	-	-	(653)	-	1,563
Warrants issued for finance expense	-	-	-	-	240,525	-	240,525
Net loss	-	-	-	-	-	(3,501,581)	(3,501,581)
Balance - June 30, 2023	59,795,054	$5,979	10,000,000	$1,000	$47,718,345	$(35,198,486)	$12,526,838

For the Three and Six Months Ended June 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	6,574,040	$657	10,000,000	$1,000	$26,074,292	$(15,415,878)	$10,660,071

Class A common stock issued for service	300,000	30	-	-	1,208,970	-	1,209,000
Net loss	-	-	-	-	-	(2,330,354)	(2,330,354)
Balance - March 31, 2022	6,874,040	$687	10,000,000	$1,000	$27,283,262	$(17,746,232)	$9,538,717

Debt forgiveness related party	-	-	-	-	1,624,755	-	1,624,755
Net loss	-	-	-	-	-	(2,457,835)	(2,457,835)
Balance - June 30, 2022	6,874,040	$687	10,000,000	$1,000	$28,908,017	$(20,204,067)	$8,705,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(6,942,640)	$(4,788,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	806,754	1,209,000
Depreciation	79,385	171,117
Lease liability amortization	(4,394)	(2,710)
Changes in operating assets and liabilities:
Accounts receivable	156,130	(1,017,206)
Accounts receivable - related party	54,696	77,044
Inventory	(537,523)	(156,883)
Contract asset	-	(60,933)
Contract asset - related party	(15,956)	-
Prepaid expenses and other assets	(1,483,918)	(705,423)
Accounts payable and accrued liabilities	1,732,714	239,545
Accounts payable and accrued liabilities - related party	(465)	32,634
Contract liability	-	60,932
Contract liability - related party	15,956	(63,411)
Net Cash used in Operating Activities	(6,139,261)	(5,004,483)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,614,169)	(858,520)
Net Cash used in Investing Activities	(2,614,169)	(858,520)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	14,787,511	-
Proceeds from asset-based loan agreement	2,881,228	-
Repayment of asset-based loan agreement	(3,167,195)	-
Repayment of notes payable	(179,524)	(134,000)
Payment of lease liabilities	-	(148,019)
Repayment of notes payable - related party	-	(797,505)
Net Cash provided by (used in) Financing Activities	14,322,020	(1,079,524)

Net change in cash	5,568,590	(6,942,527)
Cash, beginning of period	2,295,259	13,710,845
Cash, end of period	$7,863,849	$6,768,318

Supplemental cash flow information
Cash paid for interest	$155,365	$105,767
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Debt forgiveness	$-	$1,624,755
Modification of right-of-use asset and lease liability	$135,235	$-

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

Description of Business

Founded in 2012, we are a growing U.S. commercial space company with an established manufacturing business who has been trusted to provide mission-critical space hardware to many of the top aerospace businesses for over a decade. We plan to offer on-orbit services as the space economy expands; said services are either in a developmental phase or soon to achieve flight heritage. We have strategically decided to expand our business by moving up the satellite value chain by becoming a provider of responsive and scalable on-orbit infrastructure as well as collecting Space and Earth observational data to capture larger market needs.

To address Commercial and Government customer needs and mission sets, we plan to organize into three core business lines: manufacturing services; space-infrastructure-as-a-service; and space-based data and insights. Our vertically integrated model is complementary across each line of business aiming to expand existing and unlock new potential revenue generating opportunities. Additionally, we look to further transition into a subscription-based model upon the digitization of our manufacturing process as we expand alongside our space-based focus.

Products and Services

● Manufacturing Services: Our manufacturing business is well-established, trusted by industry leaders and growing. Founded in 2012, we have been manufacturing mission-critical and satellite hardware for over a decade for our principal customers and have supported major Government and Commercial space programs like NASA’s Artemis / Lunar Gateway missions, xEVAS, Boeing’s Starliner, Sierra’s Dream Chaser, Airbus’ OneWeb Satellites and the International Space Station.

Our manufacturing business operates within a 35,000 square foot facility and is adjacent to our clean-room facility. We hold an AS9100 Aerospace certification and we are International Traffic In Arms Regulations (ITAR) compliant thereby positioning us, in combination with our existing tooling and capability, to address unique high-precision manufacturing requirements.

● Space-Infrastructure-as-a-Service: We are in the process of developing and launching space-based infrastructure and establishing related ground-infrastructure support elements. Payload providers are our principal customers and target customers who wish to outsource constellation operations. Collectively, the end-to-end infrastructure that results is offered as “Space-as-a-Service” to commercial customers and “Defense-as-a-Service” to certain government customers.

Leveraging our industry experience and flight heritage, we are producing our own line of additively manufactured (3D printed) satellites in-house (LizzieSats) that are engineered to have the capacity and adaptability to simultaneously host our payloads for our own purposes (see Space-Data-as-a-Service below), or offer ‘ride-share’ opportunities for payload customers to deliver data to their end users. We anticipate “bookings” on our infrastructure in our planned ‘rideshare program’ as a key performance metric.

Our Space-Infrastructure-as-a-Service offering plans to provide: satellite design, satellite manufacture, constellation operations, and payload hosting.

As of June 2023, We have:

● signed a multi-year and multi-launch agreement with Space-X thereby offering customers by extension a reliable, cost-effective launch service;

● obtained approval for a 100+ satellite constellation by the International Telecommunication Union (ITU);

● established partnerships with a globally diverse network of 20+ ground stations to provide our users with near continuous high-rate, “on-orbit to cloud”, communications network;

● secured a mission operations center located on the Florida Space Coast, in Merritt Island, FL capable to manage satellite operations, orchestrate collection management tasks and satisfy data distribution requests with intentions to automate many elements of this process.

Over time, we plan to begin introducing additional services beyond on-orbit infrastructure services which may include lunar mapping missions, in support of government requirements for on-orbit maneuverability. Each business opportunity is evaluated on an individual business case basis and safeguarded against risk to our core business.

● Space Data-as-a-Service and Insights: We plan to be a global provider of space-based data and insights by exclusively collecting data that only can be captured from space with no terrestrial alternatives. We plan to initially focus on creating offerings in Earth-based observations and Space situational awareness. These decisions are reinforced by the growing and large addressable markets they represent.

To date, the space-based data industry has largely launched one-satellite, one-payload, one-mission constellations to deliver one general data type. Subsequently, downstream processing and associated analytics, at times, have experienced false-positives and ambiguous data sets diminishing the value and utility of space-based data.

Our LizzieSat satellite platform addresses this shortcoming by allowing for differentiated data collection when compared to industry alternatives. We plan to lead the next generation of Earth and Space data collection by:

● Collecting on-orbit coincident data: LizzeSat is capable of hosting multiple-sensors on the same satellite to collect varying data types at the same time and with the same collection geometry. On-orbit coincident collection benefits users by decreasing false positives with complementary datasets that reinforce one another.

● Analyzing data on the satellite on-orbit at “the edge”: In order to maximize value and speed in data processing, we have invested resources into Artificial Intelligence (AI) and Machine Learning (ML) on-board the satellite through hardware and software development. Our plans include integrating radiation hardened AI/ML capabilities alongside our on-orbit coincident data collection.

● Reducing data size: By processing data at the edge on-board LizzieSat, we are able to first reduce the file size by transmitting only the processed answer, not the entire raw dataset. This enables us to move data from low-Earth orbit to higher orbit data relay services (like Iridium) for a lower-cost and more continual data transmission option to our customers.

The net value of data collected from our planned LizzieSat constellation allows organizations to make better decisions with higher confidence, increased accuracy and speed. The Company enriches this processed data with customizable analytics users control for their own-use case, and in turn provide data as a subscription across industries to organizations so they are able to improve decision-making and mitigate risk.

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

Note 2. Summary of Signification Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2022, contained in the Company’s Form 10-K filed on March 15, 2023.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. For the three and six months ended June 30, 2022, the Company has reclassified depreciation of $47,505 and $68,596 to general and administrative expenses to conform with current period presentation.

Going Concern

For the six months ended June 30, 2023, the Company had a net loss of $6.9 million. For the six months ended June 30, 2023, the Company had negative cash flow from operating activities of $6.1 million. The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financings which it may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances, or collaboration agreements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its projects and services which could adversely affect its future business prospects and its ability to continue as a going concern. While there are indicators of substantial doubt, the Company believes that its current available cash on hand plus additional sources of funding, including current customer contracts as well as the Company’s ability to raise additional capital through the Company’s issuance of Class A common stock. These alleviated the substantial doubt, and we believe the Company will be sufficiently funded to meet its planned expenditures and to meet the Company’s obligations for at least the one-year period following its consolidated financial statement issuance date.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at June 30, 2023 and December 31, 2022.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2023, was approximately $7.5 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At June 30, 2023 and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

As of June 30, 2023 and December 31, 2022, Aurea’s assets and liabilities are as follows:

	June 30,	December 31,
	2023	2022
Assets
Cash	$75,006	$76,517
Prepaid and other current assets	8,582	11,394
	$83,588	$87,911

Liability
Accounts payable and other current liabilities	$60,112	$29,005

For the six months ended June 30, 2023 and 2022, Aurea’s net loss was $9,572 and $68,019 respectively.

Note 4. Prepaid expense and Other current assets

As of June 30, 2023 and December 31, 2022, prepaid expense and other current assets are as follows:

	June 30,	December 31,
	2023	2022
Prepaid insurance	$542,950	$994,450
Prepaid components	916,830	950,679
Prepaid satellite services & licenses	3,293,339	1,367,125
Prepaid software	84,707	107,000
Other current assets	111,498	57,494
	$4,949,324	$3,476,748

During the six months ended June 30, 2023 and 2022, the Company recorded interest expense of $13,292 and $12,001 related to financing of our prepaid insurance policies.

Note 5. Inventory

As of June 30, 2023 and December 31, 2022, inventory is as follows:

	June 30, 2023	December 31, 2022

Work in Process	$1,120,960	$583,437

Note 6. Property and Equipment

At June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Office equipment	$17,061	$17,061
Computer equipment	41,233	37,296
Vehicle	28,143	28,143
Software	257,127	158,212
Machinery	3,196,752	3,386,111
Leasehold improvements	391,167	372,867
R&D software	-	386,182
Construction in progress	4,253,015	1,497,276
	8,184,498	5,883,148
Accumulated depreciation	(3,094,722)	(3,328,156)
Property and equipment, net of accumulated depreciation	$5,089,776	$2,554,992

As of June 30, 2023 and December 31, 2022, construction in progress represents components to be used in the manufacturing of our satellites.

Depreciation expense of property and equipment for the six months ended June 30, 2023 and 2022 is $79,385 and $171,117, respectively, of which $91,022 and $102,521 are included as components of cost of revenue.

Note 7. Accounts payable and other current liabilities

At June 30, 2023 and December 31, 2022, accounts payable and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022

Accounts payable	$2,882,459	$1,483,467
Payroll liabilities	1,068,154	820,451
Credit card liability	77,193	44,650
Other payable	384,276	239,110
Insurance payable	374,574	828,167
	$4,786,656	$3,415,845

Note 8. Asset-based loan

The Company is party to a recourse loan and security agreement with an unrelated lender whereby the lender will provide loans secured by certain accounts receivable for up to 90% of the face amount, which is paid to the Company in the form of a cash advance. The Company has a revolving line-of-credit for $2 million with a loan interest rate of 15.2% annum on outstanding balances. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the loan and security agreement, the Company must pay back any invoices that become uncollectable. As of June 30, 2023 and December 31, 2022, the asset-based loan was $216,382 and $502,349, respectively. For the six months ended June 30, 2023 and 2022, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $79,567 and $0, respectively.

Note 9. Contract assets and liabilities

At June 30, 2023 and December 31, 2022, contract assets and contract liabilities consisted of the following:

Contract assets	June 30, 2023	December 31, 2022

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset), excluding retainage	$-	$-
Retainage included in contract assets due to being conditional on something other than solely passage of time	60,932	60,932
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	30,938	14,982
Total contract assets	$91,870	$75,914

Contract liabilities	June 30, 2023	December 31, 2022

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	60,932	60,932
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – Related party	30,938	14,982
Total contact liabilities	$91,870	$75,914

Note 10. Leases

Operating leases

We have a noncancelable operating lease entered in November 2016 for our office facility that expires in July 2021 and has renewal options to May 2024. The monthly “Base Rent” is $10,392 and the Base Rent is increased by 2.5% each year. During 2023, the Company exercised its option and extended the lease to May 31, 2024.

In May 2021, we entered into a new lease agreement for our office and warehouse space that expires in May 2024. The Company shall have the option to terminate the lease after 12 months and 24 months from the commencement date. The monthly “Base Rent” is $11,855 and the Base Rent may be increased by 2.5% each year.

We recognized total lease expense, primarily related to operating lease costs paid to lessors from operating cash flows. As of June 30, 2023 and December 31, 2022, the Company recorded a security deposit of $10,000 included in other assets on the balance sheet.

The operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$88,668	$86,352	$175,055	$171,351

Supplemental balance sheet information related to operating leases was as follows:

	June 30,	December 31,
	2023	2022
Operating lease right-of-use assets at inception	$1,276,515	$1,119,675
Accumulated amortization	1,025,314	869,738
Total operating lease right-of-use assets, net	$251,201	$249,937

Operating lease liabilities - current	$259,338	$199,158
Operating lease liabilities - non-current	-	63,310
Total operating lease liabilities	$259,338	$262,468

Weighted-average remaining lease term — operating leases (year)	0.92	1.20
Weighted-average discount rate — operating leases	4.73%	4.86%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at June 30, 2023 were as follows:

Year Ending December 31,
2023 (excluding the six months ended June 30, 2023)	$144,253
2024	120,211
Thereafter	-
264,464
Less: Imputed interest	(5,126)
Operating lease liabilities	259,338

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

During the six months ended June 30, 2023 and 2022, the Company recorded interest expense of $361,903 and $92,443, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures, and made payments of $179,524 and $133,473, respectively. As of June 30, 2023 and December 31, 2022, the Company recorded principal amount and accrued interest of $1,781,529 and $1,599,150 on the balance sheet, respectively. At maturity the Company will be required to pay approximately $2.2M representing the Decathlon Note and accrued but unpaid interest.

Note 12. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $543,696 and $807,218 for the six months ended June 30, 2023 and 2022 and accounts receivable of $113,474 and $168,170 and contract asset and liability of $30,938 and $14,982 as of June 30, 2023 and December 31, 2022, respectively, from contracts entered into by Craig Technical Consulting, Inc, its majority shareholder, and subcontracted to the Company for four customers.

Accounts Payable

As of June 30, 2023 and December 31, 2022, the Company owed $566,171 and $566,636 to Craig Technical Consulting, Inc. Advances are unsecured, due on demand and non-bearing-interest.

Cost of Revenue

For the six months ended June 30, 2023 and 2022, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $0 and $136,363, respectively.

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The Agreement was amended and the term of the Agreement was extended to November 30, 2023.

During the six months ended June 30, 2023 and 2022, the Company recorded professional services of $49,249 and $75,354, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party Majority Shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent is $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. During the six months ended June 30, 2023 and 2022, the Company recorded $28,942 and $28,105 to lease expenses, respectively.

Note 13. Commitments and Contingencies

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the six months ended June 30, 2023 and 2022 the Company recorded payments of $60,000 in Other General and Administrative expenses.

Note 14. Stockholder’s Equity

Authorized Capital Stock

Effective July 3, 2023, the Company filed Amended and Restated Certificate of Incorporation to amend for authorized capital stock to authorize the Company to issue 215,000,000 shares.

The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001.

The Company has authorized 210,000,000 shares of common stock with a par value of $0.0001, consisting of 200,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock. The Class B Common Stock is entitled to 10 votes for every 1 vote of the Class A Common Stock.

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

During the period ended June 30, 2023, 6,531,414 Class A Common Stock were issued upon cashless exercise of warrants and 15,631,012 Class A Common Stock were issued upon exercise of pre-funded warrants of $1,563.

The Company had 59,795,054 and 8,022,736 shares of Class A common stock issued and outstanding as of June 30, 2023 and December 31,2022, respectively.

Class B Common Sock

The Company had 10,000,000 shares of Class B common stock issued and outstanding as of June 30, 2023 and December 31, 2022.

Warrants

January 2023 offering

For the six months ended June 30, 2023, the Company issued a total of 14,610,000 pre-funded warrants exercisable for a period of five years at an exercise price per share of $0.30 in connection with the common stock sold in January 2023. These warrants were fully exercised into Class A Common stock as part of the offering previously described. In addition, the Company issued a total of 690,000 underwriter warrants exercisable 180 days after the January 30, 2023 date of the offering agreement, for a period of five years at an exercise price per share of $0.375 in connection with the common stock sold.

April 2023 offering

For the six months ended June 30, 2023, the Company issued a total of 21,731,012 pre-funded warrants and 34,090,904 warrants exercisable for a period of five years at an exercise price per share of $0.33 in connection with the common stock sold in April 2023. 15,631,012 pre-funded warrants and 13,062,828 warrants were exercised into Class A Common stock. In addition, the Company issued a total of 1,022,727 underwriter warrants exercisable 180 days after the April 20, 2023 date of the offering agreement, for a period of five years at an exercise price per share of $0.413 in connection with the common stock sold.

For the six months ended June 30, 2023 and 2022, the Company recognized finance expense of $806,754 and $0, respectively, for underwriter warrants issue for compensation of services.

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

Six Months Ended
June 30,
2023
Expected term	5 years
Expected average volatility	182 - 190%
Expected dividend yield	-
Risk-free interest rate	3.62 - 3.96%

A summary of activity of the warrants during the six months ended June 30, 2023 as follows:

	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2022	-	$-	-
Granted	14,610,000	0.30	5.00
Granted	55,821,916	0.33	5.00
Granted	690,000	0.375	5.00
Granted	1,022,727	0.413	5.00
Exercised	(14,610,000)	0.30	-
Exercised	(28,693,840)	0.33	-
Expired	-	-	-
Outstanding, June 30, 2023	28,840,803	$0.33	4.81

Exercisable, June 30, 2023	27,128,076	$0.31	4.53

The intrinsic value of the warrants as of June 30, 2023 is $0.

Note 15. Subsequent Events

The Company recorded the exercise and issuance of 3,210,000 additional shares of Class A Common Stock issued subsequent to June 30, 2023. These were the exercise of 3,200,000 prefunded warrants into 3,200,000 shares of Class A Common Stock and the cashless exercise of 20,000 warrants into 10,000 shares of Class A Common Stock.

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

Overview

Description of Business

Founded in 2012, we are a growing U.S. commercial space company with an established manufacturing business who has been trusted to provide mission-critical space hardware to many of the top aerospace businesses for over a decade. We plan to offer on-orbit services as the space economy expands; said services are either in a developmental phase or soon to achieve flight heritage. We have strategically decided to expand our business by moving up the satellite value chain by becoming a provider of responsive and scalable on-orbit infrastructure as well as collecting Space and Earth observational data to capture larger market needs.

To address Commercial and Government customer needs and mission sets, we plan to organize into three core business lines: manufacturing services; space-infrastructure-as-a-service; and space-based data and insights. Our vertically integrated model is complementary across each line of business aiming to expand existing and unlock new potential revenue generating opportunities. Additionally, we look to further transition into a subscription-based model upon the digitization of our manufacturing process as we expand alongside our space-based focus.

Products and Services

● Manufacturing Services: Our manufacturing business is well-established, trusted by industry leaders and growing. Founded in 2012, we have been manufacturing mission-critical and satellite hardware for over a decade for our principal customers and have supported major Government and Commercial space programs like NASA’s Artemis / Lunar Gateway missions, xEVAS, Boeing’s Starliner, Sierra’s Dream Chaser, Airbus’ OneWeb Satellites and the International Space Station.

Our manufacturing business operates within a 35,000 square foot facility and is adjacent to our clean-room facility. We hold an AS9100 Aerospace certification and we are International Traffic In Arms Regulations (ITAR) compliant thereby positioning us, in combination with our existing tooling and capability, to address unique high-precision manufacturing requirements.

● Space-Infrastructure-as-a-Service: We are in the process of developing and launching space-based infrastructure and establishing related ground-infrastructure support elements. Payload providers are our principal customers and target customers who wish to outsource constellation operations. Collectively, the end-to-end infrastructure that results is offered as “Space-as-a-Service” to commercial customers and “Defense-as-a-Service” to certain government customers.

Leveraging our industry experience and flight heritage, we are producing our own line of additively manufactured (3D printed) satellites in-house (LizzieSats) that are engineered to have the capacity and adaptability to simultaneously host our payloads for our own purposes (see Space-Data-as-a-Service below), or offer ‘ride-share’ opportunities for payload customers to deliver data to their end users. We anticipate “bookings” on our infrastructure in our planned ‘rideshare program’ as a key performance metric.

Our Space-Infrastructure-as-a-Service offering plans to provide: satellite design, satellite manufacture, constellation operations, and payload hosting.

As of June 2023, We have:

● signed a multi-year and multi-launch agreement with Space-X thereby offering customers by extension a reliable, cost-effective launch service;

● obtained approval for a 100+ satellite constellation by the International Telecommunication Union (ITU);

● established partnerships with a globally diverse network of 20+ ground stations to provide our users with near continuous high-rate, “on-orbit to cloud”, communications network;

● secured a mission operations center located on the Florida Space Coast, in Merritt Island, FL capable to manage satellite operations, orchestrate collection management tasks and satisfy data distribution requests with intentions to automate many elements of this process.

Over time, we plan to begin introducing additional services beyond on-orbit infrastructure services which may include lunar mapping missions, in support of government requirements for on-orbit maneuverability. Each business opportunity is evaluated on an individual business case basis and safeguarded against risk to our core business.

● Space Data-as-a-Service and Insights: We plan to be a global provider of space-based data and insights by exclusively collecting data that only can be captured from space with no terrestrial alternatives. We plan to initially focus on creating offerings in Earth-based observations and Space situational awareness. These decisions are reinforced by the growing and large addressable markets they represent.

To date, the space-based data industry has largely launched one-satellite, one-payload, one-mission constellations to deliver one general data type. Subsequently, downstream processing and associated analytics, at times, have experienced false-positives and ambiguous data sets diminishing the value and utility of space-based data.

Our LizzieSat satellite platform addresses this shortcoming by allowing for differentiated data collection when compared to industry alternatives. We plan to lead the next generation of Earth and Space data collection by:

● Collecting on-orbit coincident data: LizzeSat is capable of hosting multiple-sensors on the same satellite to collect varying data types at the same time and with the same collection geometry. On-orbit coincident collection benefits users by decreasing false positives with complementary datasets that reinforce one another.

● Analyzing data on the satellite on-orbit at “the edge”: In order to maximize value and speed in data processing, we have invested resources into Artificial Intelligence (AI) and Machine Learning (ML) on-board the satellite through hardware and software development. Our plans include integrating radiation hardened AI/ML capabilities alongside our on-orbit coincident data collection.

● Reducing data size: By processing data at the edge on-board LizzieSat, we are able to first reduce the file size by transmitting only the processed answer, not the entire raw dataset. This enables us to move data from low-Earth orbit to higher orbit data relay services (like Iridium) for a lower-cost and more continual data transmission option to our customers.

The net value of data collected from our planned LizzieSat constellation allows organizations to make better decisions with higher confidence, increased accuracy and speed. The Company enriches this processed data with customizable analytics users control for their own-use case, and in turn provide data as a subscription across industries to organizations so they are able to improve decision-making and mitigate risk.

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

Commencing and Expanding Commercial Satellite Operations

Our goal is to help customers understand how space-based data can be impactful to day-to-day business. Our strategy includes increasing the demand downstream by starting out as end user focused. While others are focused on data verticalization strategy specializing on a key sectors or problem set, we believe that flexibility in production, low-cost bespoke design and ‘Bringing Space Down to Earth’ for consumers will provide a scalable model for growth. With LizzieSat design reviews (PDR and CDR) successfully completed in 2022, we began LizzieSat integration and testing in Q1 2023. We completed critical command and data system testing which validated the proper functioning of the communications and data transfer paths between a LizzieSat satellite in space and the KSAT, Atlas Space Operations and Leaf Space ground stations, a requirement for mission success of the LizzieSat™ constellation.

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

In February 2023, we executed a multi-million dollar agreement with The Netherlands Organization for Applied Scientific Research (TNO) to deploy and test TNO’s laser communications technology aboard our LizzieSat™ satellite expanding our international presence.

In June 2023, we were awarded 2 contracts with Space Florida. We will be working with Space Florida to integrate specialized equipment on a Sidus-built LissieSat satellite as part of 2 Florida-Israel Innovation Partnership projects.

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

Results of Operations

The following table provides certain selected financial information for the periods presented:

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

	Three Months Ended
	June 30,
	2023	2022	Change	%
Revenue	$1,370,409	$1,847,363	$(476,954)	(26%)
Cost of revenue	862,632	1,500,599	(637,967)	(43%)
Gross Profit	507,777	346,764	161,013	46%
Gross Profit Percentage	37%	19%

Operating expense	3,560,482	2,746,179	814,303	30%
Other income (expense)	(448,876)	(58,420)	(390,456)	668%
Net loss	$(3,501,581)	$(2,457,835)	$(1,043,746)	42%

Revenue

Non-related party revenue decreased 21% for the 3 months ended June 30, 2023 to approximately $1.2 million as compared to approximately $1.5 million for the 3 months ended June 30, 2022.which was primarily driven by timing of fixed price milestone contracts which drove higher revenue for the three months ended June 30, 2022. Related party revenue for the quarter was down 47% to approximately $195,000 versus approximately $368,000 for the three months ended June 30, 2022. This was driven by the mix of contracts and fewer contracts outsourced to us.

Cost of Revenue

Cost of revenue decreased 43% for the three months ended June 30, 2023 to approximately $863,000 as compared to approximately $1.5 million for the three months ended June 30, 2022 and included $0 related party cost of sales as of June 30, 2023 and approximately $136,000 as of June 30, 2022. The decrease in cost of revenue was driven by decreased materials and other direct costs as a percentage of revenue. As a manufacturing entity, materials and other direct costs are a percentage of revenue. The percent decrease in cost of revenue was higher than our percent decrease in revenue due to the mix of contracts and an increase in our higher margin satellite side of the business.

Gross Profit

The increase in gross profit of approximately $161,000 to a gross profit of approximately $508,000 for the three months ended June 30, 2023 as compared with gross profit of approximately $347,000 for the three months ended June 30, 2022 is primarily attributed to the mix of contracts and an increase in our higher margin satellite side of the business.

Operating Expenses

	Three Months Ended
	June 30,
	2023	2022	Change	%
Operating expenses
Payroll expenses	$1,861,016	$1,391,451	$469,565	34%
Sales and marketing expenses	165,928	112,153	53,775	48%
Lease expense	88,668	86,352	2,316	3%
Professional fees	382,817	131,922	250,895	190%
General and administrative expense	1,062,053	1,024,301	97,752	4%
Total	$3,560,482	$2,746,179	$814,303	30%

Overall operating expenses increased approximately $814,000 to approximately $3.56 million for the three months ended June 30, 2023 as compared to approximately $2.7 million for the three months ended June 30, 2022. The increase is attributed to an approximate $470,000 increase in our payroll expenses to approximately $1.86 million from approximately $1.4 million for the three months ended June 30, 2022, as a result of expansion of our staff to support the needs of the business. An approximate $251,000 increase in professional fees for the three months ended June 30, 2023 to approximately $383,000 was primarily driven by increased general legal expenses related to being a public company as well as reviewing various corporate matters such as contracts and licenses supporting the growth of the business.

Total other income (expenses)

During the three months ended June 30, 2023 we had other income and expenses of approximately $449,000. This included approximately $18,000 of income related to the sale of obsolete machinery, financing expense of $240,525 from warrants outstanding related to underwriter compensation, interest expense of $187,667, consisting of approximately $181,000 related to short term debt and $6,967 related to the financing of our insurance policies, and $38,634 related to asset-based loan expense.

During the three months ended June 30, 2022, we had interest expense of $58,420, consisting of $52,474 related to interest on notes payable and notes payable – related party, $6,127 related to the financing of our insurance policies, a credit of $320 related to financing of our equipment leases which were paid off in the quarter and $139 for interest related to credit cards.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

	Six Months Ended
	June 30,
	2023	2022	Change	%
Revenue	$3,634,036	$3,646,698	$(12,662)	(0%)
Cost of revenue	2,230,460	2,321,597	(91,137)	(4%)
Gross Profit	1,403,576	1,325,101	78,475	6%
Gross Profit Percentage	39%	36%

Operating expense	7,102,651	5,988,962	1,113,689	19%
Other income (expenses)	(1,243,565)	(124,328)	(1,119,237)	900%
Net loss	$(6,942,640)	$(4,788,189)	$(2,154,451)	45%

Revenue

Total revenue for the six months ended June 30, 2023 was in line with total revenue for the six months ended June 30, 2022. A result of continued aggressive pursuit of customers and contracts related to our satellite related services. Non-related party revenue increased 9% for the six months ended June 30, 2023 to approximately $3.1 million as compared to approximately $2.8 million for the six months ended June 30, 2022 and was primarily driven by the timing of fixed price milestone contracts. Revenue from related parties decreased approximately 33% to approximately $543,000 for the six months ended June 30, 2023 from approximately $807,000 for the six months ended June 30, 2022 and was driven by timing of fixed price milestone contracts our related party entered into and outsourcing less of its work to us.

Cost of Revenue

The slight decrease of 4% in cost of revenue for the six months ended June 30, 2023 to approximately $2.2 million as compared to approximately $2.3 million for the six months ended June 30, 2022 was primarily driven by mix of contracts and an increase in our higher margin satellite related business that helped to offset continued increased supply chain related costs in the manufacturing side of our business.

Gross Profit

The 6% increase in our gross margin for the six months ended June 30, 2023 to approximately $1.4 million as compared to approximately $1.3 million for the six months ended June 30, 2022 is driven by the increase in our higher margin satellite business.

Operating Expenses

	Six Months Ended
	June 30,
	2023	2022	Change	%
Operating expenses
Payroll expenses	$3,577,559	$2,142,649	$1,434,910	67%
Sales and marketing expenses	354,525	202,614	151,911	75%
Lease expense	175,055	171,351	3,704	2%
Professional fees	870,259	1,454,214	(583,955)	(40%)
General and administrative expense	2,125,253	2,018,134	107,119	5%
Total	$7,102,651	$5,988,962	$1,113,689	19%

Overall operating expenses increased approximately $1.1 million, a 19% increase for the six months ended June 30, 2023 versus the six months ended June 30, 2022. The increase is primarily attributed to an approximate $1.4 million increase in payroll expenses to approximately $3.57 million from approximately $2.14 million for the six months ended June 30, 2022, as a result of an expansion of our staff to support the needs of the business. This was partially offset by an approximate $584,000 decrease in professional fees to approximately $870,000 as compared to approximately $1.45 million for the 6 months ended June 30, 2022, which included a one-time charge of $1.2 million in stock-based consulting fees for investor relations.

Total other income (expenses)

For the six months ended June 30, 2023, we had net other expenses of approximately $1.24 million. This included approximately $18,000 of income related to the sale of obsolete machinery, financing expense of $806,754 from warrants outstanding related to underwriter compensation, interest expense of $375,194, consisting of approximately $362,000 related to short term debt and $13,292 related to the financing of our insurance policies, and $79,567 related to asset-based loan expense.

During the six months ended June 30, 2022, we had interest expense of $124,328, consisting of $92,443 related to interest on notes payable and $18,115 related to notes payable – related party, $12,001 related to the financing of our insurance policies, $1,327 related to financing of our equipment leases which were paid off in the quarter and $442 for interest related to credit cards.

Liquidity and Capital Resources

The following table provides selected financial data about us as of June 30, 2023, and December 31, 2022.

	June 30,	December 31,
	2023	2022	Change	%
Current assets	$14,833,687	$7,449,868	$7,383,819	99%
Current liabilities	$7,701,946	$6,359,052	$1,342,894	21%
Working capital	$7,131,741	$1,090,816	$6,040,925	554%

We had an accumulated deficit of $35.2 million and working capital of $7.1 million as of June 30, 2023. As of June 30, 2023, we had approximately $7.9 million of cash.

As of June 30, 2023, the working capital surplus is due to funds raised through equity sales in relation to our public offerings in January, 2023 and April, 2023. As of December 31,2022, the working capital surplus was due to funds raised through financing in relation to our equity line of credit.

Current assets increased by approximately $7.4 million to $14.8 million as of June 30, 2023 from approximately $7.4 million as of December 31, 2022. The increase is primarily attributable to an increase in cash as a result of our January 2023 equity sales and April 2023 equity sales and increased level of prepaids related primarily to our satellite services and licenses.

Current liabilities increased by approximately $1.3 million to approximately $7.7 million as of June 30, 2023 from $6.35 million as of December 31, 2022. The increase was primarily the result of an increase in accounts payable and other current liabilities and our note payable to Decathlon.

Cash Flow

	Six Months Ended
	June 30,
	2023	2022	Change	%
Cash used in operating activities	$(6,139,261)	$(5,004,483)	$(1,134,778)	23%
Cash used in investing activities	$(2,614,169)	$(858,520)	$(1,755,649)	204%
Cash provided by (used in) financing activities	$14,322,020	$(1,079,524)	$15,401,544	(1427%)
Cash on hand	$7,863,849	$6,768,318	$1,095,531	16%

Cash Flow from Operating Activities

Six Months ended June 30, 2023 and 2022

For the six months ended June 30, 2023 and 2022, we did not generate positive cash flows from operating activities. For the six months ended June 30, 2023, net cash flows used in operating activities was approximately $6.1 million compared to approximately $5.0 million during the three months ended June 30, 2022.

Cash flows used in operating activities for the six months ended June 30, 2023 of approximately $6.1 million is comprised of a net loss of approximately $6.9 million, which was reduced by non-cash expenses of $806,754 for the issuance of warrants as compensation of underwriters services and $79,385 for depreciation and amortization, slightly offset by $4,000 of lease liability amortization, and an increase in net change in working capital of approximately $78,000.

Cash flows used in operating activities for the six months ended June 30, 2022 is comprised of a net loss of $4.79 million, which was reduced by non-cash expenses of $1.2 million for one-time stock-based consulting fees and $171,000 for depreciation and amortization, and an increase in net change in working capital of approximately $1.59 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2023 and 2022, we purchased property and equipment in the amount of approximately $2.6 million and $859,000 respectively primarily related to our satellites.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, net cash provided in financing activities of approximately $14.3 million included our January 2023 and April 2023 capital raises of approximately $14.8 million net proceeds, partially offset by approximately $286,000 million net repayment of an asset-based loan agreement and repayment of notes payable of approximately $180,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDUS SPACE, INC.

Date: August 14, 2023	By:	/s/ Carol Craig
Carol Craig Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Teresa Burchfield
Teresa Burchfield Chief Financial Officer (Principal Financial and Accounting Officer)

