Form 10-Q
period 2023-09-30
Sidus Space Inc.
filed 2023-11-14
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of Class A and B common shares outstanding as of November 14, 2023 was 77,867,915 and 10,000,000, respectively.

Number of Series A Convertible Preferred Stock shares outstanding as of November 14, 2023 was 1,812.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$1,597,331	$2,295,259
Accounts receivable	628,616	850,340
Accounts receivable - related parties	245,966	168,170
Inventory	1,310,693	583,437
Contract asset	77,124	60,932
Contract asset - related party	30,938	14,982
Prepaid and other current assets	5,972,020	3,476,748
Total current assets	9,862,688	7,449,868

Property and equipment, net	7,252,223	2,554,992
Operating lease right-of-use assets	183,800	249,937
Intangible asset	398,135	-
Other assets	59,418	42,778
Total Assets	$17,756,264	$10,297,575

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$5,962,192	$3,415,845
Accounts payable and accrued interest - related party	596,189	566,636
Contract liability	77,124	60,932
Contract liability - related party	30,938	14,982
Asset-based loan liability	500,187	502,349
Notes payable	1,916,278	1,599,150
Operating lease liability	189,718	199,158
Total current liabilities	9,272,626	6,359,052

Operating lease liability - non-current	-	63,310
Total Liabilities	9,272,626	6,422,362

Commitments and contingencies

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding	-	-
Common stock: 210,000,000 authorized; $0.0001 par value
Class A common stock: 200,000,000 shares authorized; 70,965,559 and 8,022,736 shares issued and outstanding, respectively	7,096	802
Class B common stock: 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	47,756,113	32,129,257
Accumulated deficit	(39,280,571)	(28,255,846)
Total Stockholders’ Equity	8,483,638	3,875,213
Total Liabilities and Stockholders’ Equity	$17,756,264	$10,297,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$762,231	$1,260,146	$3,852,571	$4,099,626
Revenue - related parties	223,289	57,101	766,985	864,319
Total - revenue	985,520	1,317,247	4,619,556	4,963,945
Cost of revenue	1,081,801	1,402,870	3,312,261	3,724,467
Gross profit (loss)	(96,281)	(85,623)	1,307,295	1,239,478

Operating expenses
Selling, general and administrative expenses	3,778,460	3,789,795	10,881,111	9,778,757
Total operating expenses	3,778,460	3,789,795	10,881,111	9,778,757

Net loss from operations	(3,874,741)	(3,875,418)	(9,573,816)	(8,539,279)

Other income (expense)
Other income	-	-	17,950	-
Interest expense	(186,282)	(50,880)	(561,476)	(175,208)
Asset-based loan expense	(21,062)	-	(100,629)	-
Finance expense	-	-	(806,754)	-
Total other income (expense)	(207,344)	(50,880)	(1,450,909)	(175,208)

Loss before income taxes	(4,082,085)	(3,926,298)	(11,024,725)	(8,714,487)
Provision for income taxes	-	-	-	-
Net loss	$(4,082,085)	$(3,926,298)	$(11,024,725)	$(8,714,487)

Basic and diluted loss per common share	$(0.05)	$(0.23)	$(0.21)	$(0.52)
Basic and diluted weighted average number of common shares outstanding	74,304,946	17,178,648	51,880,279	16,886,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	8,022,736	$802	10,000,000	$1,000	$32,129,257	$(28,255,846)	$3,875,213

Class A common stock units issued	17,250,000	1,725	-	-	4,613,740	-	4,615,465
Warrants issued for finance expense	-	-	-	-	566,229	-	566,229
Net loss	-	-	-	-	-	(3,441,059)	(3,441,059)
Balance - March 31, 2023	25,272,736	$2,527	10,000,000	$1,000	$37,309,226	$(31,696,905)	$5,615,848

Class A common stock units issued	12,359,892	1,236	-	-	10,169,247	-	10,170,483
Class A common stock issued for exercise of warrants	22,162,426	2,216	-	-	(653)	-	1,563
Warrants issued for finance expense	-	-	-	-	240,525	-	240,525
Net loss	-	-	-	-	-	(3,501,581)	(3,501,581)
Balance - June 30, 2023	59,795,054	$5,979	10,000,000	$1,000	$47,718,345	$(35,198,486)	$12,526,838

Class A common stock issued for exercise of warrants	11,170,505	1,117	-	-	(507)	-	610
Shares to be issued - Board Compensation	-	-	-	-	25,000	-	25,000
Stock option expense	-	-	-	-	13,275	-	13,275
Net loss	-	-	-	-	-	(4,082,085)	(4,082,085)
Balance - September 30, 2023	70,965,559	$7,096	10,000,000	$1,000	$47,756,113	$(39,280,571)	$8,483,638

For the Three and Nine Months Ended September 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	6,574,040	$657	10,000,000	$1,000	$26,074,292	$(15,415,878)	$10,660,071

Class A common stock issued for service	300,000	30	-	-	1,208,970	-	1,209,000
Net loss	-	-	-	-	-	(2,330,354)	(2,330,354)
Balance - March 31, 2022	6,874,040	$687	10,000,000	$1,000	$27,283,262	$(17,746,232)	$9,538,717

Debt forgiveness related party	-	-	-	-	1,624,755	-	1,624,755
Net loss	-	-	-	-	-	(2,457,835)	(2,457,835)
Balance - June 30, 2022	6,874,040	$687	10,000,000	$1,000	$28,908,017	$(20,204,067)	$8,705,637

Class A common stock issued for cash	1,062,234	107	-	-	3,060,702	-	3,060,809
Net loss	-	-	-	-	-	(3,926,298)	(3,926,298)
Balance - September 30, 2022	7,936,274	$794	10,000,000	$1,000	$31,968,719	$(24,130,365)	$7,840,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(11,024,725)	$(8,714,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	845,029	1,209,000
Depreciation and amortization	148,166	238,859
Bad debt	15,000	-
Changes in operating assets and liabilities:
Accounts receivable	258,493	(787,318)
Accounts receivable - related party	(77,796)	437,471
Inventory	(717,645)	(269,633)
Contract asset	(16,192)	(60,932)
Contract asset - related party	(15,956)	-
Prepaid expenses and other assets	(2,511,912)	(1,585,247)
Accounts payable and accrued liabilities	3,087,470	(299,165)
Accounts payable and accrued liabilities - related party	29,553	10,939
Contract liability	16,192	(2,479)
Contract liability - related party	15,956	-
Changes in operating lease assets and liabilities	(6,613)	(4,756)
Net Cash (used in) Operating Activities	(9,954,980)	(9,827,748)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,836,249)	(1,425,623)
Cash paid for asset acquisition	(468,663)	-
Net Cash used in Investing Activities	(5,304,912)	(1,425,623)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	14,788,121	3,060,809
Proceeds from asset-based loan agreement	3,487,982	-
Repayment of asset-based loan agreement	(3,490,144)	-
Repayment of notes payable	(223,995)	(213,708)
Payment of lease liabilities	-	(148,019)
Repayment of notes payable - related party	-	(797,505)
Net Cash provided by Financing Activities	14,561,964	1,901,577

Net change in cash	(697,928)	(9,351,794)
Cash, beginning of period	2,295,259	13,710,845
Cash, end of period	$1,597,331	$4,359,051

Supplemental cash flow information
Cash paid for interest	$20,353	$19,951
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Debt forgiveness	$-	$1,624,755
Class A common stock issued for cashless exercise of warrants	$1,160	$-
Modification of right-of-use asset and lease liability	$135,235	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Note 2. Summary of Signification Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31,2022, contained in the Company’s Form 10-K filed on March 15,2023.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. For the three and nine months ended September 30, 2022, the Company has reclassified operating expenses to selling, general and administrative expenses.

Going Concern

For the nine months ended September 30, 2023, the Company had a net loss of $11.0 million. For the nine months ended September 30, 2023, the Company had negative cash flow from operating activities of $10.0 million. The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financings which it may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances, or collaboration agreements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its projects and services, which could adversely affect its future business prospects and its ability to continue as a going concern. While there are indicators of substantial doubt, the Company believes that its current available cash on hand plus additional sources of funding, including current customer contracts as well as the Company’s ability to raise additional capital through the Company’s issuance of Class A common stock. These alleviated the substantial doubt, and we believe the Company will be sufficiently funded to meet its planned expenditures and to meet the Company’s obligations for at least the one-year period following its consolidated financial statement issuance date.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, the fair value of and/or potential impairment of property and equipment; product life cycles; useful lives of our property and equipment; allowances for doubtful accounts; the market value of, and demand for, our inventory; fair value calculation of warrant; stock based compensation; the incremental borrowing rate used on right-of-use assets and the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at September 30, 2023 and December 31, 2022.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2023, was approximately $1.3 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Stock Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, “Compensation – Stock Compensation.” The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations and comprehensive income based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

Share-based payments are valued using a Black-Scholes option pricing model. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The share price as of the grant date was determined by current market prices for our common stock. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Inventory

Inventory consists of finished goods and work in progress and consists of estimated revenue calculated on a percentage of completion based on direct labor and materials in relation to the total contract value. The Company does not maintain raw materials.

Contract Assets and Contract Liabilities

The amounts included within the contract assets and contract liabilities are related to the Company’s long-term construction contracts. Retainage for which the company has an unconditional right to payment that is only subject to the passage of time is classified as contracts receivable. Retainage subject to conditions other than the passage of time are included in contract assets and contract liabilities on a net basis at the individual contract level. Contract assets represent revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts. Contract liabilities represent the company’s obligation to perform on uncompleted contracts with customers for which the company has received payment or for which contracts receivable are outstanding.

Property and Equipment

Property and equipment, consisting mostly of plant and machinery, motor vehicles, computer equipment and capitalized research and development equipment, is recorded at cost reduced by accumulated depreciation and impairment, if any. Construction in progress generally involves short-term capital projects and is not depreciated until the development has reached completion and the asset has been put into service. Depreciation expense is recognized over the assets’ estimated useful lives of three – ten years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

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

The Company’s financial instruments, including cash, accounts receivable, contract assets and liabilities, prepaid expenses and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At September 30, 2023 and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Business Combinations

Business combinations are recorded using the acquisition method of accounting. The purchase price of the acquisition is allocated to the tangible assets, liabilities, identifiable intangible assets acquired and non-controlling interest, if any, based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred.

Intangible Assets

Intangible assets with an indefinite life are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired.

Intangible assets with finite lives are initially recorded at cost and amortized on a straight-line basis over the estimated economic useful lives of the respective assets.

Acquired intangible assets from business combinations are recognized and measured at fair value at the time of acquisition. The identifiable intangible asset recognized in the Company’s acquisitions is a customer list, which will be tested for impairment annually.

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

Note 3. Variable Interest Entity

The consolidated financial statements include Aurea Alas Limited (Aurea), which is a variable interest entity of which we are the primary beneficiary, and on August 26, 2020, the Company entered into a licensing agreement with Aurea. Aurea is a Limited company organized in the Isle of Man, which entered into a license agreement with a third-party vendor, whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company is responsible for 100% of the operations of Aurea and derives 100% of the net profits or losses derived from the business operations. The assets, liabilities, and the operations of Aurea from the date of inception (July 20, 2020), were included in the Company’s consolidated financial statements.

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

As of September 30, 2023, and December 31,2022, Aurea’s assets and liabilities are as follows:

	September 30,	December 31,
	2023	2022
Assets
Cash	$85,129	$76,517
Prepaid and other current assets	8,309	11,394
	$93,438	$87,911

Liabilities
Accounts payable and other current liabilities	$59,621	$29,005

For the nine months ended September 30, 2023 and 2022, Aurea’s net loss was $115,087 and $103,021, respectively.

Note 4. Prepaid expense and Other current assets

As of September 30, 2023, and December 31, 2022, prepaid expense and other current assets are as follows:

	September 30,	December 31,
	2023	2022
Prepaid insurance	$267,619	$994,450
Prepaid components	1,317,634	950,679
Prepaid satellite services & licenses	4,199,006	1,367,125
Prepaid software	125,577	107,000
Other current assets	62,184	57,494
	$5,972,020	$3,476,748

During the nine months ended September 30, 2023, and 2022, the Company recorded interest expenses of $20,353 and $18,128, respectively related to financing of our prepaid insurance policies.

Note 5. Inventory

As of September 30, 2023, and December 31, 2022, inventory is as follows:

	September 30, 2023	December 31, 2022

Work in Process	$1,310,693	$583,437

Note 6. Property and Equipment

At September 30, 2023, and December 31, 2022, property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Office equipment	$17,061	$17,061
Computer equipment	41,233	37,296
Vehicle	28,143	28,143
Software	257,127	158,212
Machinery	3,202,642	3,386,111
Leasehold improvements	391,167	372,867
R&D software	-	386,182
Construction in progress	6,478,354	1,497,276
	10,415,727	5,883,148
Accumulated depreciation	(3,163,504)	(3,328,156)
Property and equipment, net of accumulated depreciation	$7,252,223	$2,554,992

As of September 30, 2023, and December 31,2022, construction in progress represents components to be used in the manufacturing of our satellites.

Depreciation expense of property and equipment for the nine months ended September 30, 2023 and 2022 is $148,166 and $238,859, respectively, of which $133,567 and $142,248 are included as components of cost of revenue.

Note 7. Business Acquisition

On August 18, 2023, the Company entered into an Asset Conveyance Agreement (the “Purchase Agreement”) with Exo-Space Inc., a Delaware corporation (“Exo-Space”), and certain shareholders thereof. The Purchase Agreement provided for the acquisition by the Company of substantially all of the assets of Exo-Space (the “Assets”) which includes the customer contracts and lists related to Exo-Space’s business of providing analytics services by (i) providing on-orbit data processing services, including satellite imaging intelligence services, and (ii) the development of artificial intelligence and machine learning technology and software used for the on-orbit processing of data (the “Business”) from Exo-Space. The purchase price for the Assets was approximately $468,000 in cash.

In addition, on August 18, 2023, the Company entered into a Sale of Business Non-Competition and Non-Solicitation Agreement with Exo-Space Inc. and each of Jeremy Allam (“Allam”), Mark Lorden (“Lorden”), Marcel Lariviere (“Lariviere”) and Tate Schaar (“Schaar” and collectively, with Allam, Lorden and Lariviere, the “Sellers”) pursuant to which the Sellers agreed to keep confidential certain information related to the Business and agreed to a five (5) year non-compete and non-solicitation.

On August 21, 2023 (the “Closing Date”), the Company completed its acquisition of the Assets related to Exo-Space (the “Acquisition”). As part of the Acquisition, Jeremy Allam, Marcel Lariviere, Mark Lorden and Tate Schaar entered into employment agreements with the Company which granted non-statutory stock options to Jeremy Allam, Marcel Lariviere, Mark Lorden and Tate Schaar with respect to the following number of shares of the Company’s common stock: 1,898,502 (Allam); 949,251 (Lariviere); 711,938 (Lorden) and 395,521 (Schaar). These option awards were made outside of the Company’s 2021 Omnibus Equity Incentive Plan and are made pursuant to the NASDAQ inducement grant exception in connection with such individuals’ commencement of employment with the Company which is August 21, 2023. The option awards have an exercise price of $0.16 which is equal to the fair market value of our stock on August 21, 2023, the date of grant of such options. The options have a five (5)-year term and shall vest in four (4) equal installments on each of the first four (4) anniversaries of the date of grant, in each case subject to the optionee continuing to provide services to the Company through the applicable vesting date. Notwithstanding the foregoing vesting conditions, no portion of the options shall be exercisable prior to the second (2nd) anniversary of the date of grant. In the event that the applicable optionee resigns from employment for any reason prior to the second (2nd) anniversary of the date of grant, the option will be immediately cancelled and terminated on the date of such resignation.

Pro forma results of operations have not been presented because the effects of the Acquisition was not material to our consolidated results of operations. Acquisition-related costs included legal fees of $220,632 and were expensed as incurred. The following table summarizes the amounts for the business acquisition which were allocated to the fair value of aggregated net assets acquired:

Cash paid	$468,663
Assets Acquired:
Accounts receivable	$51,769
Inventory	9,611
Property and equipment	9,148
Intangible asset	398,135
Total	$468,663

Note 8. Accounts payable and other current liabilities

At September 30, 2023, and December 31, 2022, accounts payable and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022

Accounts payable	$4,356,543	$1,483,467
Payroll liabilities	1,202,108	820,451
Credit card liability	94,043	44,650
Other payable	200,824	239,110
Insurance payable	108,674	828,167
	$5,962,192	$3,415,845

Note 9. Asset-based loan

The Company is party to a recourse loan and security agreement with an unrelated lender dated November 30, 2022, whereby the lender will provide loans secured by certain accounts receivable for up to 90% of the face amount, which is paid to the Company in the form of a cash advance. The Company has a revolving line of credit for $2 million with a loan interest rate of 15.2% annum on outstanding balances. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the loan and security agreement, the Company must pay back any invoices that become uncollectable. As of September 30, 2023, and December 31, 2022, the asset-based loan was $500,187 and $502,349, respectively. For the nine months ended September 30, 2023 and 2022, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $100,629 and $0, respectively.

Note 10. Contract assets and liabilities

At September 30, 2023 and December 31, 2022, contract assets and contract liabilities consisted of the following:

Contract assets	September 30, 2023	December 31, 2022

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset), excluding retainage	$-	$-
Retainage included in contract assets due to being conditional on something other than solely passage of time	77,124	60,932
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	30,938	14,982
Total contract assets	$108,062	$75,914

Contract liabilities	September 30, 2023	December 31, 2022

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	77,124	60,932
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – Related party	30,938	14,982
Total contract liabilities	$108,062	$75,914

Note 11. Leases

Operating leases

We have a noncancelable operating lease entered in November 2016 for our office facility that expires in July 2021 and has renewal options to May 2024. The monthly “Base Rent” is $10,392 and the Base Rent is increased by 2.5% each year. In May 2023 the Company exercised its option and extended the lease to May 31, 2024.

In May 2021, we entered into a new lease agreement for our office and warehouse space that expires in May 2024. The Company shall have the option to terminate the lease after 12 months and 24 months from the commencement date. The monthly “Base Rent” is $11,855 and the Base Rent may be increased by 2.5% each year.

We recognized total lease expense, primarily related to our operating leases, on a straight-line basis in accordance with ASC 842.

As of September 30, 2023, and December 31, 2022, the Company recorded a refundable security deposit of $10,000 for its warehouse space and is included in other assets on the balance sheet.

The operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$89,137	$80,019	$264,192	$251,370

Supplemental balance sheet information related to operating leases was as follows:

	September 30,	December 31,
	2023	2022
Operating lease right-of-use assets at inception	$1,276,515	$1,119,675
Accumulated amortization	(1,092,715)	(869,738)
Total operating lease right-of-use assets, net	$183,800	$249,937

Operating lease liabilities - current	$189,718	$199,158
Operating lease liabilities - non-current	-	63,310
Total operating lease liabilities	$189,718	$262,468

Weighted-average remaining lease term — operating leases (year)	0.67	1.20
Weighted-average discount rate — operating leases	4.73%	4.86%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at September 30, 2023 were as follows:

Year Ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$72,127
2024	120,211
Thereafter	-
192,338
Less: Imputed interest	(2,620)
Operating lease liabilities	$189,718

Note 12. Notes Payable

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

During the nine months ended September 30, 2023, and 2022, the Company recorded interest expense of $541,123 and $137,143, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures, and made payments of $223,995 and $213,708, respectively. As of September 30, 2023, and December 31,2022, the Company recorded principal amount and accrued interest of $1,916,278 and $1,599,150 on the balance sheet, respectively. At maturity the Company will be required to pay approximately $2.2M representing the Decathlon Note and accrued but unpaid interest. The company is currently in negotiations to extend the maturity term.

Note 13. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $766,985 and $864,319 for the nine months ended September 30, 2023 and 2022 and accounts receivable of $245,966 and $168,170, respectively from contracts entered into by Craig Technical Consulting, Inc, its majority shareholder and subcontracted to the Company for four customers.

The Company recognized contract asset and liability of $30,938 and $14,982 as of September 30, 2023 and December 31, 2022, respectively, related to contracts entered into by Craig Technical Consulting, Inc, its majority shareholder, and subcontracted to the Company for four customers.

Accounts Payable

As of September 30, 2023 and December 31, 2022, the Company owed $596,189 and $566,636, respectively to Craig Technical Consulting, Inc. Advances are unsecured, due on demand and non-bearing-interest.

Cost of Revenue

For the nine months ended September 30, 2023 and 2022, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $741,665 and $280,836, respectively.

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The Agreement was amended, and the term of the Agreement was extended to November 30, 2023.

During the nine months ended September 30, 2023 and 2022, the Company recorded professional services of $64,012 and $111,531, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party Majority Shareholder, CTC, (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent is $4,570 from inception through January 31, 2022, $4,707 from February 1,2022 to January 31,2023 and $4,847 from February 1, 2023 to January 31, 2024. During the nine months ended September 30, 2023 and 2022, the Company recorded $43,483 and $42,226 to lease expenses, respectively.

Note 14. Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) Next Generation Non-geostationary-satellite Orbit (NGSO) satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the nine months ended September 30, 2023 and 2022 the Company recorded payments of $90,000 in Other General and Administrative expenses.

Note 15. Stockholder’s Equity

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

During the nine months ended September 30, 2023, 11,601,919 Class A Common Stock were issued upon cashless exercise of warrants and 21,731,012 Class A Common Stock were issued upon exercise of pre-funded warrants of $2,173.

The Company had 70,965,559 and 8,022,736 shares of Class A common stock issued and outstanding as of September 30, 2023 and December 31,2022, respectively.

The Company had a total of 136,463 shares with a value of $25,000 to be issued out of the Omnibus Equity Incentive Plan related to the Board Stock Compensation as of September 30, 2023.

Class B Common Sock

The Company had 10,000,000 shares of Class B common stock issued and outstanding as of September 30, 2023 and December 31, 2022.

Warrants

January 2023 offering

For the nine months ended September 30, 2023, the Company issued a total of 14,610,000 pre-funded warrants exercisable for a period of five years at an exercise price per share of $0.30 in connection with the common stock sold in January 2023. These warrants were fully exercised into Class A Common stock as part of the offering previously described. In addition, the Company issued a total of 690,000 underwriter warrants exercisable 180 days after the January 30,2023 date of the offering agreement, for a period of five years at an exercise price per share of $0.375 in connection with the common stock sold.

April 2023 offering

For the nine months ended September 30, 2023, the Company issued a total of 21,731,012 pre-funded warrants and 34,090,904 warrants exercisable for a period of five years at an exercise price per share of $0.33 in connection with the common stock sold in April 2023. During the second and third quarters of 2023, a total of 21,731,012 pre-funded warrants and 23,203,838 warrants were exercised into Class A Common stock. In addition, the Company issued a total of 1,022,727 underwriter warrants exercisable 180 days after the April 20,2023 date of the offering agreement, for a period of five years at an exercise price per share of $0.413 in connection with the common stock sold.

For the nine months ended September 30, 2023, and 2022, the Company recognized finance expense of $806,754 and $0, respectively, for underwriter warrants issue for compensation of services.

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

Nine Months Ended
September 30,
2023
Expected term	5 years
Expected average volatility	182 - 190%
Expected dividend yield	-
Risk-free interest rate	3.62 - 3.96%

A summary of activity of the warrants during the nine months ended September 30, 2023 as follows:

	Number of	Weighted Average	Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2022	-	$-	-
Granted	14,610,000	0.30	5.00
Granted	55,821,916	0.33	5.00
Granted	690,000	0.38	5.00
Granted	1,022,727	0.41	5.00
Exercised	(14,610,000)	0.30	-
Exercised	(44,934,850)	0.33	-
Expired	-	-	-
Outstanding, September 30, 2023	12,599,793	$0.34	4.55

Exercisable, September 30, 2023	11,577,066	$0.31	4.18

The intrinsic value of the warrants as of September 30, 2023 is $0.

Stock Options

On August 21, 2023, the Company granted 3,955,212 options with an exercise price of $0.16, with a term of five (5) years to exercise from the grant date, to employees of the Company. Options issued vest at 25% of shares subject to the option on each anniversary date, on August 21, 2024, 2025, 2026 and 2027.

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

Nine Months Ended
September 30,
2023
Expected term	3.75 years
Expected average volatility	1,668%
Expected dividend yield	-
Risk-free interest rate	4.46%

During the nine months ended September 30, 2023, the Company granted 3,955,212 options valued at $637,184. During the nine months ended September 30, 2023, the Company recognized stock option expense of $13,275 and as of September 30, 2023, $623,909 remains unamortized. The intrinsic value of the 3,955,212 options outstanding as of September 30, 2023, is $0.

A summary of activity of the stock options during the nine months ended September 30, 2023, is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2022	-	$-	-
Granted	3,955,212	0.16	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2023	3,955,212	$0.16	4.90
Vested options, September 30, 2023	-	$-	-
Exercisable options, September 30, 2023	-	$-	-

Note 16. Subsequent Events

On October 17, 2023, the Company issued 5,050,505 shares of Class A common stock due to exercise of 10,101,010 cashless warrants to Ionic Ventures related to our April 2023 offering.

On October 11, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investor, in a registered direct offering (the “Offering”), an aggregate of 2,000 shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share and stated value of $1,000 per share (the “Series A Preferred Stock”) at an offering price of $1,000 per share. Each share of Series A Preferred Stock is convertible into shares of the Company’s Class A Common Stock at an initial conversion price of 0.10152 per share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Series A Preferred Stock (and the shares of the Company’s Class A common stock (the “Class A Common Stock”)) underlying the Series A Preferred Stock) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-273430), which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2023 and declared effective by the SEC on August 14, 2023. Concurrently with the sale of the Series A Preferred Stock, pursuant to the Purchase Agreement in a concurrent private placement, for each share of Class A Common Stock issuable upon conversion of the Series A Preferred Stock purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase one share of Class A Common Stock (the “Warrant Shares”). Each Warrant will be exercisable for one share of the Company’s Class A Common Stock at an exercise price of $0.10152 per share, will be exercisable immediately upon issuance, and will have a term of five years from the date of issuance. The exercise price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Class A Common Stock, or securities convertible, exercisable or exchangeable for Class A Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions).

On November 3, 2023, holders of 90 shares of Series A convertible preferred stock converted their shares into an aggregate of 886,525 shares of Class A common stock at a conversion price of $0.10152 per share.

On November 7, 2023, holders of 30 shares of Series A convertible preferred stock converted their shares into an aggregate of 295,508 shares of Class A common stock at a conversion price of $0.10152 per share.

On November 9, 2023, holders of 68 shares of Series A convertible preferred stock converted their shares into an aggregate of 669,818 shares of Class A common stock at a conversion price of $0.10152 per share.

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

Our manufacturing business operates within a 35,000 square foot facility and is adjacent to our clean-room facility. We hold an AS9100 Aerospace certification, and we are International Traffic In Arms Regulations (ITAR) compliant thereby positioning us, in combination with our existing tooling and capability, to address unique high-precision manufacturing requirements.

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

Leveraging our industry experience and flight heritage, we are producing our own line of additively manufactured (3D printed) satellites in-house (LizzieSats) that are engineered to have the capacity and adaptability to simultaneously host our payloads for our own purposes (see Space-Data-as-a-Service below) or offer ‘ride-share’ opportunities for payload customers to deliver data to their end users. We anticipate “bookings” on our infrastructure in our planned ‘rideshare program’ as a key performance metric.

Our Space-Infrastructure-as-a-Service offering plans to provide: satellite design, satellite manufacture, constellation operations, and payload hosting.

As of September 2023, We have:

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

Our LizzieSat satellite platform addresses this shortcoming by allowing for differentiated data collection when compared to industry alternatives. We plan to lead the next generation of Earth and Space data collection by:

● Collecting on-orbit coincident data: LizzieSat is capable of hosting multiple-sensors on the same satellite to collect varying data types at the same time and with the same collection geometry. On-orbit coincident collection benefits users by decreasing false positives with complementary datasets that reinforce one another.

● Analyzing data on the satellite on-orbit at “the edge”: In order to maximize value and speed in data processing, in August 2023, we acquired substantially all of the assets of Exo-Space, a cutting-edge Artificial Intelligence (AI) company to better facilitate (AI) and Machine Learning (ML) on-board the satellite through hardware and software development. Our plans include integrating radiation hardened AI/ML capabilities alongside our on-orbit coincident data collection.

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

In Q1 2023 we signed an agreement with SkyWatch for use of its TerraStream data-management platform. This agreement is expected to accelerate the expansion of Sidus’ commercial data distribution strategy, which includes white labeling data for the Company’s existing customers as well as driving growth of new data customers. Serving as a key contributor to the Space data marketplace, the agreement is expected to generate additional revenue for the Company and engage customers that otherwise may not have connected with Sidus. In Q3 2023 we announced the acquisition of substantially all the assets of Exo-Space, a cutting-edge California based firm specializing in Edge Artificial Intelligence (AI) software and hardware applications in order to integrate EdgeAI capabilities into our planned constellation with ExoSpace’s FeatherEdge AI platform which will enable us to deliver near real-time intelligence derived from Earth Observation data. Further expanding the capabilities of our constellation, we announced an agreement with SatLab to implement its second-generation automated identification system (AIS) technology into the LizzieSat™ satellite constellation. AIS technology uses sophisticated systems on board marine vessels to identify and track ships to prevent collisions and protect life at sea. The integration of this technology into Sidus’s satellites will enable more accurate vessel tracking and monitoring while providing valuable information about ship movements in real time.

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

In June 2023, we were awarded 2 contracts with Space Florida. We will be working with Space Florida to integrate specialized equipment on a Sidus-built LizzieSat satellite as part of 2 Florida-Israel Innovation Partnership projects.

We are in active discussions with numerous potential customers, including domestic and international government agencies, for payload hosting and data related to our planned satellite launches over the next 24 months.

We have previously been approved for our X-band and S-band radio frequencies licensing through a published filing by the ITU on April 4, 2021. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, which is a VIE to us. The ITU filing contains approved spectrum use for multiple X-Band and S-Band frequencies and seven different orbital planes, including 45 degrees. In August 2023, the FCC approved the LizzieSat-1 launch and operating license for launch and deploy on a SpaceX Falcon 9. In addition, we filed a Part 25 license request with the FCC for the LizzieSat constellation through LizzieSat six mission. The FCC Part 25 license request is currently in the review period. A NOAA License request was approved to fly Dragonfly Gecko on LizzieSat One. The Gecko images will be integrated into our FeatherBox AI onboard processor and Automated Information Systems (AIS) to detect marine traffic migration and illegal fishing activities. Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining NOAA licenses or other regulatory approvals for future operations or frequency requirements, could adversely impact our results and growth plans.

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

Results of Operations

The following table provides certain selected financial information for the periods presented:

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

	Three Months Ended
	September 30,
	2023	2022	Change	%
Revenue	$985,520	$1,317,247	$(331,727)	(25%)
Cost of revenue	1,081,801	1,402,870	(321,069)	(23%)
Gross Profit (Loss)	(96,281)	(85,623)	(10,658)	12%

Gross Profit (Loss) Percentage	(10%)	(7%)

Operating expense	3,778,460	3,789,795	(11,335)	(0%)
Other income (expense)	(207,344)	(50,880)	(156,464)	308%
Net loss	$(4,082,085)	$(3,926,298)	$(155,787)	4%

Revenue

Non-related party revenue decreased 40% for the 3 months ended September 30, 2023 to approximately $760,000 as compared to approximately $1.3 million for the 3 months ended September 30, 2022, which was primarily driven by timing of fixed price milestone contracts which drove higher revenue for the three months ended September 30, 2022. Related party revenue for the quarter was up 290% to approximately $223,000 versus approximately $57,000 for the three months ended June 30, 2022. This was driven by the mix and increased number of higher value contracts that were outsourced to us.

Cost of Revenue

Cost of revenue decreased 23% for the three months ended September 30, 2023 to approximately $1.1 million as compared to approximately $1.4 million for the three months ended September 30, 2022 and included $71,500 related party cost of sales as of September 30, 2023 and approximately $13,000 as of September 30, 2022. The decrease in cost of revenue was in line with the decrease in sales and was driven by decreased materials and other direct costs as a percentage of revenue. As a manufacturing entity, materials and other direct costs are a percentage of revenue.

Gross Profit

The decrease in gross profit of approximately $10,700 to a gross profit of approximately $96,300 for the three months ended September 30, 2023 as compared with gross profit of approximately $85,600 for the three months ended September 30, 2022. As a percentage of revenue, gross margin decreased at a lower rate versus sales due to the mix of higher value contracts and an increase in our higher margin satellite side of the business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses remained materially consistent when compared with the same period in 2022, a slight decrease year over year was primarily due to the following:

●	A decrease of $160,300 in D&O insurance to $248,400 compared to $408,700 in 2022 was due to a reduction in insurance rates.
●	A decrease of $106,900 in licenses related to our satellite side of our business to $57,700 compared to $49,200 in 2022 primarily related to a change in estimate that extended the service period and reduced period expense.
●	A decrease of $86,000 in fundraising expenses to $27,500 compared to $113,500 in 2022 was due to timing of our capital raise.

These decreases were offset primarily by the following increases:

●	An increase of $210,000 in non-manufacturing employee expenses to $1.85 million compared to $1.64 million in 2022 as a result of expansion of our staff to support the needs of the business.
●	An increase of $48,200 in employee programs to $75,000 compared to $26,800 in 2022 primarily to assist employees with transition.
●	An increase of $40,100 in professional fees to $721,700 compared to $681,600 in 2022 due to legal costs related to various corporate matters, fundraising, and acquisition of Exo-Space.

Total other income (expenses)

Other income and (expenses) showed an increase of other expenses of $156,400 to $207,300 compared to $50,900 in 2022 primarily due to increased accrued interest for short term debt due in Q4.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

	Nine Months Ended
	September 30,
	2023	2022	Change	%
Revenue	$4,619,556	$4,963,945	$(344,389)	(7%)
Cost of revenue	3,312,261	3,724,467	(412,206)	(11%)
Gross Profit (Loss)	1,307,295	1,239,478	67,817	5%
Gross Profit Percentage	28%	25%

Operating expense	10,881,111	9,778,757	1,102,354	11%
Other expense	(1,450,909)	(175,208)	(1,275,701)	728%
Net loss	$(11,024,725)	$(8,714,487)	$(2,310,238)	27%

Revenue

Total revenue for the nine months ended September 30, 2023 decreased $344,000 compared to total revenue for the nine months ended September 30, 2022. Non-related party revenue decreased by 6% for the nine months ended September 30, 2023 to approximately $3.9 million as compared to approximately $4.1 million for the nine months ended September 30, 2022 and was primarily driven by the timing of fixed price milestone contracts offset by satellite payload revenue. Related party revenue for the year decreased 11% to approximately $767,000 for the nine months ended September 30, 2023 versus approximately $864,000 for the nine months ended September 30, 2022 and was driven by timing of fixed price milestone contracts our related party entered into and outsourcing less of its work to us.

Cost of Revenue

Cost of revenue decreased 11% for the nine months ended September 30, 2023 to approximately $3.3 million as compared to approximately $2.3 million for the nine months ended September 30, 2022 and included approximately $741,700 related party cost of sales as of September 30, 2023 and approximately $417,200 as of September 30, 2022. The decrease was primarily driven by mix of contracts and an increase in our higher margin satellite related business that helped to offset continued increased supply chain related costs in the manufacturing side of our business.

Gross Profit

The 5% increase in our gross margin for the nine months ended September 30, 2023 to approximately $1.3 million as compared to approximately $1.2 million for the nine months ended September 30, 2022 is driven by the increase in our higher margin satellite business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by approximately 11% for the nine months ended September 30, 2023 when compared with the same period in 2022, an increase of $1.1 million year over year and was primarily driven by the following:

●	An increase of $1.6 million in employee expenses to $5.4 million compared to $3.8 million in 2022 as a result of expansion of our staff to support the needs of the business.
●	An increase of $291,000 in research and development costs to $317,000 compared to $26,000 in 2022 was due to the development of LizzieSat and LizzieSat – GSE projects during 2023
●	An increase of $150,000 in software expense to $302,300 compared to $152,300 in 2022 due to increased development of programs to support business.
●	An increase of $101,000 bank fees to $101,000 compared to $0 in 2022 due to asset based financing.

These increases were partially offset by the following:

●	A decrease of $546,000 in professional fees to $1.6 million compared to approximately $2.1 million in 2022. This was the result of a 2022 $1.2 million one-time charge in stock-based consulting fees for investor relations, partially offset by 2023 increased legal expenses related to various corporate matters, fundraising, and the acquisition of Exo-Space
●	A decrease of $481,000 in D&O insurance to $745,000 compared to approximately $1.2 million in 2022 was due to a reduction in insurance rates.

Total other income (expenses)

For the nine months ended September 30, 2023, Other income and (expenses) increased approximately $1.3 million to approximately $1.45 million compared to approximately $175,000 in 2022 relating to the following:

●	An increase of approximately $807,000 in financing expenses compared to $0 in 2022 due from warrants outstanding related to underwriter compensation.
●	An increase of approximately $386,000 in other expenses to approximately $541,100 compared to approximately $155,200 in 2022 primarily due to short term debt due in Q4 2023.

NON-GAAP MEASURES

To provide investors with additional information in connection with our results as determined in accordance with GAAP, we use non-GAAP measures of adjusted EBITDA. We use adjusted EBITDA in order to evaluate our operating performance and make strategic decisions regarding future direction of the company since it provides a meaningful comparison to our peers using similar measures. We define adjusted EBITDA as net income (as determined by U.S. GAAP) adjusted for interest expense, depreciation and amortization expense, acquisition deal costs, severance costs, capital market and advisory fees, equity-based compensation and warrant costs. These non-GAAP measures may be different from non-GAAP measures made by other companies since not all companies will use the same measures. Therefore, these non-GAAP measures should not be considered in isolation or as a substitute for relevant U.S. GAAP measures and should be read in conjunction with information presented on a U.S. GAAP basis.

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	Change	%
Net Income / (Loss)	$(4,082,085)	(3,926,298)	$(155,787)	4%
Interest Expense (i)	186,282	50,880	135,402	266%
Depreciation and Amortization	68,781	80,235	(11,454)	(14%)
Acquisition Deal Costs (ii)	220,632	-	220,632	-
Severance Costs	75,000	26,769	48,231	180%
Capital Market and advisory fees (iii)	302,213	737,958	(435,745)	(59%)
Equity based compensation	38,275	-	38,275	-
Total Non-GAAP Adjustments	891,183	895,842	(4,659)	(1%)
Adjusted EBITDA	(3,190,902)	(3,030,456)	(160,446)	5%

(i)	Sidus Space incurred increased interest expense due to short-term note payable becoming due in Q4 2023 and interest expense related to an asset based loan.
(ii)	Sidus Space incurred one-time legal costs associated with the acquisition of Exo-Space, an Artificial Intelligence (AI) company.
(iii)	Sidus Space incurred one-time stock issuance costs in 2023 and 2022, respectively

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the nine months ended September 30 2023, and 2022:

	Nine Months Ended
	September 30,
	2023	2022	Change	%
Net Income / (Loss)	$(11,024,725)	(8,714,487)	$(2,310,238)	27%
Interest Expense (i)	561,476	175,208	386,268	220%
Depreciation and Amortization	148,166	238,859	(90,693)	(38%)
Acquisition Deal Costs (ii)	220,632	-	220,632	-
Severance Costs	75,000	26,769	48,231	180%
Capital Market and advisory fees (iii)	634,129	746,284	(112,155)	(15%)
Equity based compensation (iv)	38,275	1,209,000	(1,170,725)	(97%)
Warrant costs underwriter (v)	806,754	-	806,754	-
Total Non-GAAP Adjustments	2,484,432	2,396,120	88,312	4%
Adjusted EBITDA	(8,540,293)	(6,318,367)	(2,221,926)	35%

(i)	Sidus Space incurred increased interest expense due to short-term note payable becoming due in Q4 2023 and interest expense related to an asset based loan.
(ii)	Sidus Space incurred one-time legal costs associated with the acquisition of Exo-Space, an Artificial Intelligence (AI) company.
(iii)	Sidus Space incurred one-time stock issuance costs in 2023 and 2022, respectively.
(iv)	Sidus Space issued stock based compensation for services rendered in 2023 and 2022, respectively.
(v)	Sidus Space incurred one-time costs related to underwriter warrants during 2023.

Liquidity and Capital Resources

The following table provides selected financial data about us as of September 30, 2023, and December 31, 2022.

	September 30,	December 31,
	2023	2022	Change	%
Current assets	$9,862,688	$7,449,868	$2,412,820	32%
Current liabilities	$9,272,626	$6,359,052	$2,913,574	46%
Working capital (deficiency)	$590,062	$1,090,816	$(500,754)	(46%)

We had an accumulated deficit of approximately $39.3 million and working capital of approximately $590,000 as of September 30, 2023 compared to accumulated deficit of approximately $28.3 million and working capital of approximately $1.1 million as of December 31, 2022. As of September 30, 2023, we had approximately $1.6 million of cash compared to approximately $2.3 million of cash as of December 31, 2022.

As of September 30, 2023, the working capital surplus is due to funds raised through equity sales in relation to our public offering in April 2023. As of December 31,2022, the working capital surplus was due to funds raised through financing in relation to our equity line of credit.

Current assets increased by approximately $2.4 million to approximately $9.8 million as of September 30, 2023 from approximately $7.4 million as of December 31, 2022. The increase is primarily attributable to an increased level of prepaids primarily related to our satellite services and licenses.

Current liabilities increased by approximately $2.9 million to approximately $9.3 million as of September 30, 2023 from approximately $6.4 million as of December 31, 2022. The increase was primarily the result of increased accounts payable and other current liabilities and our short-term note payable.

On October 11, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which we agreed to issue and sell to such investor, in a registered direct offering (the “Offering”), an aggregate of 2,000 shares of our Series A convertible preferred stock, par value $0.0001 per share and stated value of $1,000 per share (the “Series A Preferred Stock”) at an offering price of $1,000 per share. Each share of Series A Preferred Stock is convertible into shares of our Class A Common Stock at an initial conversion price of 0.10152 per share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Series A Preferred Stock (and the shares of our Class A common stock (the “Class A Common Stock”)) underlying the Series A Preferred Stock) were offered by us pursuant to its shelf registration statement on Form S-3 (File No. 333-273430), which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2023 and declared effective by the SEC on August 14, 2023. Concurrently with the sale of the Series A Preferred Stock, pursuant to the Purchase Agreement in a concurrent private placement, for each share of Class A Common Stock issuable upon conversion of the Series A Preferred Stock purchased by the investor, such investor received from us an unregistered warrant (the “Warrant”) to purchase one share of Class A Common Stock (the “Warrant Shares”). Each Warrant will be exercisable for one share of our Class A Common Stock at an exercise price of $0.10152 per share, will be exercisable immediately upon issuance, and will have a term of five years from the date of issuance. The exercise price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Class A Common Stock, or securities convertible, exercisable or exchangeable for Class A Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions).

Cash Flow

	Nine Months Ended
	September 30,
	2023	2022	Change	%
Cash used in operating activities	$(9,954,980)	$(9,827,748)	$(127,232)	1%
Cash used in investing activities	$(5,304,912)	$(1,425,623)	$(3,879,289)	272%
Cash provided by financing activities	$14,561,964	$1,901,577	$12,660,387	666%
Cash on hand	$1,597,331	$4,359,051	$(2,761,720)	(63%)

Cash Flow from Operating Activities

Nine Months ended September 30, 2023 and 2022

For the nine months ended September 30, 2023 and 2022, we did not generate positive cash flows from operating activities. For the nine months ended September 30, 2023, net cash flows used in operating activities was approximately $9.9 million compared to approximately $9.8 million during the three months ended September 30, 2022.

Cash flows used in operating activities for the nine months ended September 30, 2023 of approximately $9.9 million is comprised of a net loss of approximately $11.0 million, which was reduced by non-cash expenses of $806,754 for the issuance of warrants as compensation of underwriters services, $38,275 for stock based compensation, $15,000 bad debt and $148,166 for depreciation and amortization, and a decrease in net change in working capital of $61,550.

Cash flows used in operating activities for the nine months ended September 30, 2022 is comprised of a net loss of approximately $8.7 million, which was reduced by non-cash expenses of $1.2 million for one-time stock-based consulting fees and approximately $239,000 for depreciation and amortization, and an increase in net change in working capital of approximately $2.56 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, we purchased property and equipment in the amount of approximately $5.3 million with approximately $468,000 related to Exo-Space acquisition and approximately $4.8 million primarily related to the satellite side of our business.

During the nine months ended September 30, 2022, we purchased property and equipment in the amount of approximately $1.4 million primarily related to the satellite side of our business.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, net cash provided in financing activities of approximately $14.5 million included our January 2023 and April 2023 capital raises of approximately $14.8 million net proceeds, partially offset by approximately $2,200 net repayment of an asset-based loan agreement and repayment of notes payable of approximately $224,000.

During the nine months ended September 30, 2022, net cash provided in financing activities of approximately $1.9 million included $3.1 million in net proceeds from issuance of common stock and payments of approximately $148,000 to pay off our finance leases, repayments of notes payable of approximately $214,000 and repayments of notes payable – related party to Craig Technical Consulting, Inc., our principal stockholder, of $797,500.

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

We believe our most critical accounting policies and estimates relate to the following:

●	Revenue Recognition
●	Inventory
●	Credit losses
●	Lease Accounting
●	Stock-based compensation
●	Warrant valuation

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 13, 2023)

3.2	Amendment No. 2 to Amended and Restated Bylaws of Sidus Space, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 13, 2023)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 13, 2023)

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 13, 2023)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2023)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDUS SPACE, INC.

Date: November 14, 2023	By:	/s/ Carol Craig
Carol Craig
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Teresa Burchfield
Teresa Burchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)

