Form 10-K
period 2023-12-31
Sidus Space Inc.
filed 2024-03-27
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $18.10 per share, which was the last sale price of the Class A common stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,732,413.

Number of Class A common shares and Class B common shares outstanding as of March 27, 2024 was 4,081,344 and 100,000, respectively.

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

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

●	The success of our business will be highly dependent on our ability to effectively market and sell our commercial satellite manufacturing, launch, and data services for small LEO satellites

●	Any setbacks we may experience during commercial satellite launches and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation, and could harm our reputation.

●	The market for commercial satellite manufacturing, launch and data services for small LEO satellites is not well established, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

●	Our ability to grow our business depends on the successful development of our satellites and related technology, which is subject to many uncertainties, some of which are beyond our control.

●	We routinely conduct hazardous operations in testing of our satellite subsystems, which could result in damage to property or persons. Unsatisfactory performance or failure of our satellites and related technology at launch or during operation could have a material adverse effect on our business, financial condition and results of operation.

●	We may experience a total loss of our technology and products and our customers’ payloads if there is an accident on launch or during the journey into space, and any insurance we have may not be adequate to cover our loss.

●	Any delays in the development and manufacture of satellites and related technology may adversely impact our business, financial condition and results of operations.

●	Our customized hardware and software may be difficult and expensive to service, upgrade or replace.

●	Our satellites may collide with space debris or another spacecraft, which could adversely affect our operations.

●	If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, or if we are unable to manufacture our products at a quantity and quality that our customers demand, our ability to grow our business may suffer.

●	If we are unable to maintain relationships with our existing launch partners or enter into relationships with new launch partners, we may be unable to reach our targeted annual launch rate, which could have an adverse effect on our ability to grow our business.

●	Our business is subject to a wide variety of extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

●	As of March 27, 2024, Craig Technical Consulting, Inc., or CTC, owns approximately 20% of the economic interest and voting power of our outstanding common stock. Although CTC controls less than a majority of the voting power of our Class B common stock, it may influence the outcome of such corporate actions requiring stockholder approval.

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

● Space-Infrastructure-as-a-Service: We are in the process of developing and launching space-based infrastructure and establishing related ground-infrastructure support elements. Technology providers, constellation service providers and space-based data consumers are expected to be our principal customers. Collectively, the end-to-end infrastructure that results is offered as “Space-as-a-Service” to commercial customers and “Defense-as-a-Service” to certain government customers.

Leveraging our industry experience and flight heritage, we are producing our own line of hybrid additively manufactured (3D printed) satellites in-house (LizzieSats) that are engineered to have the capacity and adaptability to simultaneously host payloads for Sidus driven purposes (see Space-Data-as-a-Service below) and/or offer ‘ride-share’ opportunities for technology customers to deliver data to their end users. We anticipate “bookings” on our infrastructure in our planned ‘rideshare program’ as a key performance metric.

Our Space-Infrastructure-as-a-Service offering plans to provide: satellite design, satellite manufacture, constellation operations, and payload hosting.

As of December 2023, we have:

●	signed a multi-year and multi-launch agreement with Space-X thereby offering customers by extension a reliable, cost-effective launch service;

●	successfully completed environmental testing of LizzieSat satellite as required by launch provider, SpaceX for expected 2024 launch;

●	integrated Edge Artificial Intelligence (AI) software into LizzieSat satellite providing the company the ability to offer on-orbit tailored solutions to customers enabling geospatial data to be processed more effectively;

●	obtained approval for a 100+ satellite constellation by the International Telecommunication Union (ITU);

●	established partnerships with a globally diverse network of 20+ ground stations to provide our users with near continuous high-rate, “on-orbit to cloud”, communications network;

●	secured a mission operations center located on the Florida Space Coast, in Merritt Island, FL capable to manage satellite operations, orchestrate collection management tasks and satisfy data distribution requests with intentions to automate many elements of this process.

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

● Reducing data size: By processing data at the edge on-board LizzieSat, we expect to first reduce the file size by transmitting only the processed solution, not the entire raw dataset. This enables us to move data from low-Earth orbit to higher orbit data relay services (like Iridium) for a lower-cost and more continual data transmission option to our customers.

The net value of data collected from our planned LizzieSat constellation allows organizations to make better decisions with higher confidence, increased accuracy and speed. The Company enriches this processed data with customizable analytics users control for their own-use case, and in turn provides data as a subscription across industries to organizations so they are able to improve decision-making and mitigate risk.

We support a broad range of international and domestic governments and commercial companies with hardware manufacturing including the Netherlands Organization, U.S. Department of State, the U.S. Department of Defense, NASA, Collins Aerospace, Lockheed Martin, Teledyne Marine, Bechtel, OneWeb Satellites, Parsons Corporation and L3Harris in areas that include launch vehicles, satellite hardware, and autonomous underwater vehicles. Planned services that benefit current and future customers include delivering space-based data that can provide critical insight for agriculture, commodities tracking, disaster assessment, illegal trafficking monitoring, energy, mining, oil and gas, fire monitoring, classification of vegetation, soil moisture, carbon mass, Maritime AIS, Aviation ADS, and weather monitoring; providing the ability for customers to demonstrate that a technology (hardware or software) performs successfully in the harsh environment of space and delivering space services. We plan to own and operate one of the industry’s leading U.S. based low earth orbit (“LEO”) small satellite (“smallsat” or “smallsats”) constellations focused on earth observation and remote sensing. Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase our international and domestic partnerships and to expand our co-incident data analytics offerings in order to increase the value we deliver to our customers. Our two operating assets—our satellite constellation and hardware manufacturing capability—are mutually reinforcing and are a result of years of heritage and innovation.

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

Commencing and Expanding Commercial Satellite Operations

Our goal is to help customers understand how space-based data can be impactful to day-to-day business. Our strategy includes increasing the demand downstream by starting out as end user focused. While others are focused on data verticalization strategy specializing on a key sectors or problem set, we believe that flexibility in production, low-cost bespoke design and ‘Bringing Space Down to Earth’ for consumers will provide a scalable model for growth. With LizzieSat design reviews (PDR and CDR) successfully completed in 2022, we began LizzieSat integration and testing in Q1 2023. We completed critical command and data system testing which validated the proper functioning of the communications and data transfer paths between a LizzieSat satellite in space and the KSAT, Atlas Space Operations and Leaf Space ground stations, a requirement for mission success of the LizzieSat™ constellation. In Q4 2023, we completed the required environmental testing for launch on the SpaceX Falcon 9 and successfully launched and deployed our first satellite in March 2024.

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

We have previously been approved for our X-band and S-band radio frequencies licensing through a published filing by the ITU on April 4, 2021. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, which is a VIE to us. The ITU filing contains approved spectrum use for multiple X-Band and S-Band frequencies and seven different orbital planes, including 45 degrees. . In August 2023, the FCC granted Sidus a LizzieSat-1 launch and operating license for launch and deploy on a SpaceX Falcon 9 mission called Transporter 10 to include approval for orbital operations utilizing the previously approved ITU S-band and X-band frequencies and ground station coverage. We have also filed an FCC Part 25 license request for the LizzieSat satellite constellation missions one through six. The FCC Part 25 license request has gone through the mandatory review period and is pending approval. The National Oceanic and Atmospheric Administration (NOAA), an agency of the U.S. Department of Commerce, granted a Tier 1 license authorizing Sidus to operate LizzieSat 1-3, a private remote-sensing space system comprised of 3 satellites (LizzieSat #1 through LizzieSat #3 or LS-1 through LS-3) in 2024. The imagery from Pan and SEIR imagers will be integrated into our FeatherBox AI onboard processor and combined with Automated Information Systems (AIS) data to detect marine traffic migration and illegal fishing activities, detect methane emissions and detect vegetative stress in various agricultural areas. Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining NOAA licenses or other regulatory approvals for future operations or frequency requirements, could adversely impact our results and growth plans.

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

We manufacture our satellites at our Cape Canaveral facility. Our current configuration and facility is designed to manufacture 5-10 satellites a month. Our vertical integration enables us to control our satellites through the entire design, manufacturing, and operation process. Our years of experience manufacturing space hardware means we are able to leverage our manufacturing expertise and commercial best practices for satellite production. Additionally, leveraging both in-house and partner-provided subsystem components and in-house design and integration services, as well as operational support of satellites on orbit, to provide turn-key delivery of entire constellations offer “concept to constellation” in months instead of years. Specifically, our Space and Defense-as-a-Service offerings encompass all aspects of hosted satellite and constellation services, including hosting customer payloads onto our satellites, and delivering data and constellation services to customers from our space platform. These services are expected to allow customers to focus on developing innovative payloads rather than having to design or develop complete satellite buses or satellites or constellations, which we will provide, along with ancillary services that are likely to include telemetry, tracking and control (“TT&C”), communications, processing, as well as software development and maintenance. Our patented space-related technologies include a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on Earth, the Moon, Mars, some asteroids, and other terrestrial planets and moons. We continue to patent our products including our satellites, external platforms and other innovations.

Revenue Generation

We generate revenue by selling payload space on our satellite platform, providing engineering and systems integration services to strategic customers on a project-by-project basis, and manufacturing space hardware. Additionally, we intend to add to our revenue by selling geospatial data and actionable intelligence captured through our constellation. This support is typically contracted to both commercial and government customers under fixed price contracts and often includes other services. Due to the size and capacity of our satellite, we plan to host a diverse array of sensors such as Multispectral and Hyperspectral Earth Observing Imagers, Maritime Vessel RF Tracking receivers, UHF IoT Transceivers, Optical Communications gear and others on a single platform that can simultaneously address the needs of many customer requirements.

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

Customer / Market Research

The need to provide commercial testing capabilities in space has been growing for many years and has become a requirement for many innovating companies. According to Euroconsult’s Prospectus for the Small Satellite Market, 8th Edition released in July of 2022, Euroconsult reported 1,738 small satellites were launched in 2021 which is 1.5x more than 2020 (1,195 small satellites launched in 2020). The small satellite industry is gearing up for significant expansion in terms of capabilities and demand. According to Euroconsult’s report, the number of satellites to be launched from 2022 to 2031 is estimated to be 18,500. As the small satellite market grows, the requirement for rapid flight proven testing is becoming more crucial. Although ground-based testing is available, it does not provide a mirrored testing environment for spacecraft and subcomponent testing. We intend to address this need with our Sidus Constellation. Furthermore, customization of the Sidus Constellation with appropriate technology can provide subscription data and imagery services for customers whose needs prompt consideration for a separate constellation. Currently, our core market corresponds most directly with satellite manufacturing and offering LEO space-as-a-service solutions. However, we believe our addressable market can also continue to expand in similar and adjacent industries such as government and defense manufacturing. We have generated space-related manufacturing revenue since 2012, and we have been generating revenue from our commercial constellation space offering since the first quarter of 2022 as we continue to secure customers for missions subsequent to LizzieSat-1 (LS-1). We signed a multi-launch agreement with SpaceX for five LizzieSat rideshare missions beginning in 2023. These five satellite missions support previously announced customers as well as potential future customers as we continue to layer new missions into our pipeline.

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

Our Intellectual Property

We continually invest in innovative solutions and as of December 31, 2023 have 6 space related patents approved or pending, which ownership was transferred to us by one of our principal shareholders, Craig Technologies, at no charge. Our patented technologies include a print head for regolith-polymer mixture and associated feedstock for which a notice of allowance was received by us in October 2021; a heat transfer system for regolith which patent expires in June 2039; a method for establishing a wastewater bioreactor environment which patent expires in July 2039; vertical takeoff and landing pad and interlocking pavers to construct same which patent expires in April 2039; and high-load vacuum chamber motion feedthrough systems and methods which patent expires in May 2039.

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

The commercial space industry is driven by rapidly changing technologies and innovation, and our success will require significant expenditure in Research and Development to develop new technologies, services, products, and offerings. While we have incurred research and development expenses related to our LizzieSat satellite, we have not established a separate Research & Development department. We engineer our solutions with additional enhancements and innovations as part of our normal design and engineering efforts. We intend on setting up a formal Research and Development team in the future so we can more easily streamline our new products and get to market faster. If we fail to raise adequate funds to develop a robust Research and Development department and strategy, we will likely be unable to execute on our business plan.

Regulatory

Our business is subject to extensive rules, regulations, statutes, orders and policies imposed by the government in the United States and in foreign jurisdictions.

Federal Communications Commission (FCC)

In August 2023, the FCC approved the LizzieSat-1 launch and operating license for launch and deploy on a SpaceX Falcon 9. In addition, we filed a Part 25 license request with the FCC for the LizzieSat constellation through LizzieSat five mission. The FCC Part 25 license request is currently in the review period.

A NOAA License request was approved in December 2023 to fly Dragonfly Gecko on LizzieSat One and Owl and Hawk imagers on LizzieSat one through three which detect methane emissions and vegetative stress. The Gecko images on LizzieSat one will be integrated into our FeatherBox AI onboard processor and Automated Information Systems (AIS) to detect marine traffic migration and illegal fishing activities. The Owl and Hawk images will be integrated into our Featherbox AI onboard processor and Automated Information Systems (AIS) to enhance detection of marine traffic and illegal fishing. Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining NOAA licenses or other regulatory approvals for future operations or frequency requirements, could adversely impact our results and growth plans.

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

Employees/Human Capital

As of December 31, 2023, we had 72 full-time employees and 10 part-time employees. We are not party to any collective bargaining agreements. Our workforce is concentrated in the “Florida Space Coast,” however we are accustomed to working as a cohesive team with remote workers which should be beneficial as we expand and add employees in different geographical areas nationwide and worldwide. Our management team is comprised of our CEO and five (5) of her direct reports who, collectively, have management responsibility for our business. Our management team places significant focus and attention on matters concerning our human capital assets, particularly our diversity, capability development, and succession planning. Accordingly, we regularly review employee development and succession plans for each of our functions to identify and develop our pipeline of talent.

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

We have incurred significant losses since our inception. We incurred net losses of $14,328,348 and $12,839,968 for the years ended December 31, 2023 and 2022, respectively. While we have generated limited revenue to date, we have not yet achieved production level satellite manufacturing, launch and data activities, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

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

Any setbacks we may experience during commercial satellite launches and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation, and could harm our reputation.

The success of our launch and satellite services business will depend on our ability to successfully and regularly deliver customer satellites into orbit. In November 2019, we successfully launched EFTP, our on-orbit external experimental facility hosted on the NanoRacks International Space Station External Platform (NREP). Additionally, in January of 2020, a microsatellite was successfully launched from the ISS using our SSIKLOPS platform for the STP program office. In March 2024, we launched our first LizzieSat satellite.

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

We face intense competition in the commercial space market and amongst our competitors. Currently, our primary competitors in the commercial satellite market are Blacksky, Spire, Hawkeye 360, LoftOrbital, York Aerospace Systems and IceEye. In addition, we are aware of a significant number of entities actively engaged in developing commercial launch capabilities for small and medium sized satellite payloads, including ABL, Rocketlab, Blue Origin, United Launch Alliance and Firefly, among others. Many of our current and potential competitors are larger and have substantially greater financial or other resources than we currently have or expect to have in the future, and thus may be better positioned to exploit the market need for small payloads and targeted orbital delivery, which is the focus of our business. They may also be able to devote greater resources to the development of their current and future technologies, which could overlap with our technologies, or the promotion and sale of their products and services. Our competitors could offer small launch vehicles at lower prices, which could undercut our business strategy and potential competitive edge. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings relative to ours. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.

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

CTC owns approximately 20% of the economic interest and voting power of our outstanding common stock as of March 27,2024. Although CTC controls less than a majority of the voting power of our outstanding Class B common stock, it may influence the outcome of such corporate actions requiring stockholder approval, including election and removal of directors. If CTC continues to hold its shares of our Class B common stock, it could continue to influence these actions for an extended period of time or indefinitely.

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

The dual-class structure of our common stock as contained in our amended and restated certificate of incorporation, as amended, has the effect of concentrating voting influence with those stockholders who held our Class B common stock prior to our initial public offering. This ownership could limit your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A common stock.

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that we sold in our initial public offering, has one vote per share. CTC holds all of the issued and outstanding shares of our Class B common stock, representing approximately 20% of the voting power of our outstanding capital stock. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holder of our Class B common stock could continue to have significant influence in the voting power of our common stock and therefore significantly influence all matters submitted to our stockholders for approval until converted by our Class B common stockholder. This significant influence may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such influence may adversely affect the market price of our Class A common stock.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions as specified in our amended and restated certificate of incorporation, such as transfers to family members and certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting influence as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our technological developments. As a U.S. commercial space company with an established manufacturing business, we face a multitude of cybersecurity threats common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our business strategy, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Risk Management

We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. We have established cybersecurity security awareness training and ongoing monitoring.

In the event of an incident, we intend to follow our cybersecurity incident response plan, which outlines the steps to be followed from incident detection to mitigation, and notification. We contract with external firms that have extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks. As a commercial space company, we must comply with extensive regulations, including requirements imposed by the Department of Defense related to contracts with government agencies and reporting cybersecurity incidents to the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach. We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a subcontractor, or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to our IT Incident Response Coordinator who will investigate the direct impact of the incident. Once a potential incident has been confirmed, the Incident Response Coordinator will notify senior management that activation of the incident response plan is required and assign a severity rating, ranging from none to critical, based on the perceived impact.

Governance

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee.

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 150 N. Sykes Creek Parkway, Suite 200, Merritt Island, Florida 32953. We occupy facilities totaling approximately 3500 square feet under a sublease from Craig Technical Consulting, Inc., a principal stockholder and an entity owned and controlled by our Chief Executive Officer, Carol Craig, pursuant to a commercial sublease agreement (the “Lease Agreement”), dated August 1, 2021. The Lease Agreement currently has a 3-year term. We currently pay $4,847 per month plus applicable sales and use tax, which is currently 6.5% in Brevard County. We believe this location is adequate for our current operations and needs.

In addition, our manufacturing spaces are located at 175 Imperial Boulevard, Cape Canaveral, FL 32920 and 400 Central Boulevard, Cape Canaveral, FL 32920. We are under lease agreements with 400 W. Central, LLC for these spaces. The Lease agreements for 175 Imperial Boulevard and 400 W. Central Boulevard currently have concurrent lease terms with one year options that end on May 31, 2024. We pay a combined amount of $24,042 per month plus applicable sales and use tax, which is currently 6.5% in Brevard County. We have a total of 35,000 square feet of leased space in these buildings. We believe our manufacturing spaces are adequate for our current operations and will allow for expected initial growth.

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

Stockholders

As of March 27, 2024, there were 9,327 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview of Operations

We are a space-as-a-service company focused on commercial satellite design, manufacture, launch, and data collection with a vision to enable space flight heritage status for new technologies and deliver data and predictive analytics to both domestic and global customers. We are building an all-inclusive space-as-a-service platform for the global space economy. We are developing and plan to launch 100 kg (220-pound) satellites with available space to rapidly integrate customer sensors and technologies. By developing a plug-and-play operating system for space, we believe we can deliver customer sensors to orbit in months, rather than years. In addition, we intend on delivering high-impact data for insights on aviation, maritime, weather, space services, earth intelligence and observation, financial technology (Fintech) and the Internet of Things. The majority of our revenues to date have been from our space related hardware manufacturing, however, 2023 revenue includes revenue related to our multi-mission constellation and our hybrid 3D printed LizzieSat satellite.

Forward-Looking Statements and Industry Data

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

As of December 31, 2023, we have:

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

Results of Operations

Comparison of year ended December 31, 2023 to year ended December 31, 2022

The following table provides certain selected financial information for the periods presented:

	Years Ended
	December 31,
	2023	2022	Change	%
Revenue	$5,962,785	$7,293,408	$(1,330,623)	(18)%
Cost of revenue	4,321,482	5,855,275	(1,533,793)	(26)%
Gross Profit (Loss)	1,641,303	1,438,133	203,170	14%
Gross Profit Percentage	28%	20%

SG&A expense	14,166,617	13,482,432	684,185	5%
Other expense	(1,803,034)	(795,669)	(1,007,365)	127%
Net loss	$(14,328,348)	$(12,839,968)	$(1,488,380)	12%

Revenue

Total revenue for the twelve months ended December 31, 2023 decreased approximately $1.3 million compared to total revenue for the twelve months ended December 31, 2022. Non-related party revenue decreased by approximately 20% for the twelve months ended December 31, 2023. to approximately $5.0 million as compared to approximately $6.25 million for the twelve months ended December 31, 2022 and was primarily driven by the timing of fixed price milestone contracts offset by satellite payload revenue. Related party revenue for the year decreased approximately 9% to $952,220 for the twelve months ended December 31, 2023 versus approximately $1.0 million for twelve months ended December 31, 2022 and was driven by timing of fixed price milestone contracts our related party entered into and outsourcing less of its work to us.

Cost of Revenue

Cost of revenue decreased 26% for the twelve months ended December 31, 2023 to approximately $4.3 million as compared to approximately $5.9 million for the twelve months ended December 31, 2022 and included approximately $588,000 related party cost of sales as of December 31, 2023 and approximately $136,363 as of December 3, 2022. The decrease was primarily driven by mix of contracts and an increase in our higher margin satellite related business that helped to offset continued increased supply chain related costs in the manufacturing side of our business.

Gross Profit (Loss)

The 14% increase in our gross margin for the twelve months ended December 31, 2023 to approximately $1.6 million as compared to approximately $1.4 million for the twelve months ended December 31, 2022 is driven by the increase in our higher margin satellite business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $684,000 when compared with the same period in 2022, the increase year over year was primarily due to the following:

This increase was primarily related to the following increases:

●	An increase of $684,000 in professional fees to $1,931,000 compared to $ 1,248,000 in 2022 due to legal costs related to various corporate matters, fundraising, and acquisition of Exo-Space.

●	An increase of $205,000 in fundraising expenses to $321,000 compared to $116,000 in 2022 was due to the timing of our capital raise.

●	An increase of approximately $1.7 million in employee expenses to approximately $7.2 million compared to approximately $5.5 million in 2022 in order to support the needs of the business.

These increases were partially offset by the following decreases:

●	A decrease of $ 596,000 in D&O insurance to $948,000 compared to $ 1,544,000 in 2022 was due to a reduction in insurance rates.

●

A decrease of $ 141,200 in licenses related to our satellite side of our business to $106,800 compared to $248,000 in 2022 primarily related to a change in estimate that extended the service period and reduced period expense.

●	A decrease of $1.2 million in IR/PR expenses to $0 compared to $1.2 million in 2022 related to a one-time charge in stock-based consulting fees for investor relations

Total other income (expense)

During the year ended December 31, 2023, we had gain on sale of equipment of $17,950, finance expense of $917,848, and interest expense of $747,420 and asset-based loan expense of $155,716.

During the year ended December 31, 2022, we had interest expense of $781,376 and asset-based loan expense of $14,293.

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

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the twelve months ended December 31 2023, and 2022:

	Twelve Months Ended
	December 31,
	2023	2022	Change	%
Net Income / (Loss)	$(14,328,348)	(12,839,968)	$(1,488,380)	12%
Interest Expense (i)	903,136	795,669	107,467	14%
Depreciation and Amortization	217,107	238,859	(21,752)	(9)%
Acquisition Deal Costs (ii)	220,632	-	220,632	-
Severance Costs	147,222	63,769	83,453	131%
Capital Market and advisory fees (iii)	927,875	824,036	103,839	13%
Equity-based compensation (iv)	104,038	1,209,000	(1,104,962)	(91)%
Warrant costs (v)	917,848	-	917,848	-
Total Non-GAAP Adjustments	3,437,858	3,131,333	306,525	10%
Adjusted EBITDA	(10,890,490)	(9,708,635)	(1,181,855)	12%

(i)	Sidus Space incurred increased interest expense due to short-term note payable becoming due in Q4 2024 and interest expense related to an asset-based loan.
(ii)	Sidus Space incurred one-time legal costs associated with the acquisition of Exo-Space, an Artificial Intelligence (AI) company.
(iii)	Sidus Space incurred one-time stock issuance costs in 2023 and 2022, respectively.
(iv)	Sidus Space issued stock-based compensation for services rendered in 2023 and 2022, respectively.
(v)	Sidus Space incurred one-time costs related to underwriter warrants during 2023.

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2023, and December 31, 2022.

	December 31,	December 31,
	2023	2022	Change	%
Current assets	$9,202,310	$7,449,868	$1,752,442	24%
Current liabilities	$12,219,356	$6,359,052	$5,860,304	92%
Working capital (deficiency)	$(3,017,046)	$1,090,816	$(4,107,862)	(377)%

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. We had insufficient operating revenues, so we are currently dependent on debt financing and sale of equity to fund operations.

We had an accumulated deficit of approximately $42.8 million and working capital deficiency of approximately $3.0 million as of December 31, 2023 compared to accumulated deficit of approximately $28.3 million and working capital of approximately $1.1 million as of December 31, 2022. As of December 31, 2023, we had approximately $1.2 million of cash compared to approximately $2.3 million of cash as of December 31, 2022.

As of December 31, 2023, the working capital deficiency is primarily due to our build out of our LizzieSat satellite in anticipation of our Q1 2024 launch. As of December 31, 2022, the working capital surplus was due to funds raised through financing in relation to our equity line of credit.

Current assets increased by approximately $1.8 million, or 24%, to $9.2 million as of December 31, 2023 from approximately $7.4 million as of December 31, 2022. The increase is primarily attributable to prepaid assets to support the needs of the business.

Current liabilities increased by approximately $5.8 million, or 92%, to approximately $12.2 million as of December 31, 2023 from approximately $6.4 million as of December 31, 2022. The increase was attributable to an increase in accounts payable and other current liabilities and our asset-based loan liability.

On January 29, 2024, the Company entered into a public offering of an aggregate of 1,181,900 shares of Class A Common Stock and pre-funded warrants to purchase up to an aggregate of 69,900 shares of Class A Common Stock in lieu of Shares, which have been sold pursuant to that certain Underwriting Agreement, dated January 29, 2024, by and between the Company and the Representative of the Underwriters. Gross proceeds from the offering were $5,632,650 and net proceeds after underwriter discount, various fees and expenses was $5,008,259.

On February 29, 2024, the Company entered into a public offering of an aggregate of 1,321,000 shares of Class A Common Stock, which have been sold pursuant to that certain Underwriting Agreement, dated February 29, 2024, by and between the Company and the Representative of the Underwriters. Gross proceeds from the offering were $7,926,000 and net proceeds after underwriter discount, various fees and expenses was $7,102,527.

Cash Flow

	Years Ended
	December 31,
	2023	2022	Change	%
Cash used in operating activities	$(11,749,442)	$(12,093,908)	$344,466	(3)%
Cash used in investing activities	$(7,691,844)	$(2,099,858)	$(5,591,986)	266%
Cash provided by financing activities	$18,362,134	$2,778,180	$15,583,954	561%
Cash on hand	$1,216,107	$2,295,259	$(1,079,152)	(47)%

Cash Flow from Operating Activities

Year ended December 31, 2023 and 2022

For the years ended December 31, 2023 and 2022, we did not generate positive cash flows from operating activities. For the year ended December 31, 2023, net cash flows used in operating activities was approximately $11.7 million compared to approximately $12.1 million during the year ended December 31, 2022.

Cash flows used in operating activities for the year ended December 31, 2023, of approximately $11.7 million is comprised of a net loss of $14.3 million, which was reduced by non-cash expenses of $917,848 for issuing warrants as compensation of underwriter services, $104,038 for stock based compensation, $17,871 for bad debt expense and $217,107 for depreciation and amortization, and a decrease in net change in working capital of approximately $1.3 million.

Cash flows used in operating activities for the year ended December 31, 2022 of approximately $12.1 million is comprised of a net loss of approximately $12.9 million, which was reduced by non-cash expenses of $1.2 million for one-time stock-based consulting fees, $22,500 for bad debt expense and approximately $319,936 for depreciation and amortization, and an increase in net change in working capital of $805,376.

Cash Flows from Investing Activities

During the year ended December 31, 2023, we purchased property and equipment in the amount of approximately $7.2 million with approximately $483,644 related to Exo-Space acquisition and approximately $6.7 million primarily related to the satellite side of our business.

During the year ended December 31, 2022, we purchased property and equipment in the amount of approximately $2.1 million primarily related to the satellite side of our business.

Cash Flows from Financing Activities

During the year ended December 31, 2023, net cash provided in financing activities of approximately $18.4 million included our January 2023, April 2023 and October 2023 capital raises of approximately $16.6 million net proceeds, partially offset by approximately $2.1 million net repayment of an asset-based loan agreement, repayment of notes payable of approximately $303,000 and dividend payments on Series A preferred stock units.

During the year ended December 31, 2022, net cash provided in financing activities of approximately $2.8 million included $3.2 million in net proceeds from issuance of common stock, proceeds from asset-based loan agreement approximately $502,000 and payments of approximately $148,000 to pay off our finance leases, and repayments of notes payable – related party to Craig Technical Consulting, Inc., one of our principal stockholders, of $797,500.

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

We believe our most critical accounting policies and estimates relate to the following:

●	Revenue Recognition
●	Inventory
●	Credit losses
● ●	Lease Accounting Stock Option and Warrant Valuation

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

Stock Option and Warrant Valuation

We use the Black-Scholes option-pricing model to value all options and Class A common stock warrants. Estimating the fair value of stock options using the Black-Scholes option-pricing model requires the application of significant assumptions, such as the fair value of our Class A common stock, the estimated term of the options, risk-free interest rates, the expected volatility of the price of our Class A common stock, and an expected dividend yield. Each of these assumptions is subjective, requires significant judgment, and is based upon management’s best estimates. If any of these assumptions were to change significantly in the future, equity-based compensation related to future awards may differ significantly, as compared with awards previously granted.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIDUS SPACE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sidus Space, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sidus Space, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 27, 2024

SIDUS SPACE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$1,216,107	$2,295,259
Accounts receivable	1,175,077	850,340
Accounts receivable - related parties	67,447	168,170
Inventory	1,217,929	583,437
Contract asset	77,124	60,932
Contract asset - related party	43,173	14,982
Prepaid and other current assets	5,405,453	3,476,748
Total current assets	9,202,310	7,449,868

Property and equipment, net	9,570,214	2,554,992
Operating lease right-of-use assets	115,573	249,937
Intangible asset	398,135	-
Other assets	64,880	42,778
Total Assets	$19,351,112	$10,297,575

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$6,697,562	$3,415,845
Accounts payable and accrued interest - related party	677,039	566,636
Contract liability	77,124	60,932
Contract liability - related party	43,173	14,982
Asset-based loan liability	2,587,900	502,349
Notes payable	2,017,286	1,599,150
Operating lease liability	119,272	199,158
Total current liabilities	12,219,356	6,359,052

Operating lease liability - non-current	-	63,310
Total Liabilities	12,219,356	6,422,362

Commitments and contingencies

Stockholders’ Equity’
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding
Series A convertible preferred stock: 2,000 shares authorized; 372 and 0 shares issued and outstanding, respectively	-	-
Common stock: 210,000,000 authorized; $0.0001 par value
Class A common stock: 200,000,000 shares authorized; 983,173 and 80,227 shares issued and outstanding, respectively	98	8
Class B common stock: 10,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	49,918,441	32,131,041
Accumulated deficit	(42,786,793)	(28,255,846)
Total Stockholders’ Equity	7,131,756	3,875,213
Total Liabilities and Stockholders’ Equity	$19,351,112	$10,297,575

See auditor’s report and notes to the audited financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2023	2022

Revenue	$5,010,565	$6,250,780
Revenue - related parties	952,220	1,042,628
Total - revenue	5,962,785	7,293,408
Cost of revenue	4,321,482	5,855,275
Gross profit (loss)	1,641,303	1,438,133

Operating expenses
Selling, general and administrative expenses	14,166,617	13,482,432
Total operating expenses	14,166,617	13,482,432

Net loss from operations	(12,525,314)	(12,044,299)

Other income (expense)
Other income	17,950	-
Interest expense	(747,420)	(781,376)
Asset-based loan expense	(155,716)	(14,293)
Finance expense	(917,848)	-
Total other income (expense)	(1,803,034)	(795,669)

Loss before income taxes	(14,328,348)	(12,839,968)
Provision for income taxes	-	-
Net loss	$(14,328,348)	$(12,839,968)

Dividend on Series A preferred Stock	(202,599)	-
Net loss attributed to stockholders	(14,530,947)	(12,839,968)

Basic and diluted loss per common share	$(23.11)	$(74.80)
Basic and diluted weighted average number of common shares outstanding	619,986	171,658

See auditor’s report and notes to the audited financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2021	-	$-	65,748	7	100,000	10	26,075,932	(15,415,878)	10,660,071
									-
Class A common stock issued for cash	-	-	11,487	1	-	-	3,221,354	-	3,221,355
Class A common stock issued for service	-	-	3,000	-	-	-	1,209,000	-	1,209,000
Debt forgiveness related party	-	-	-	-	-	-	1,624,755	-	1,624,755
Net loss	-	-	-	-	-	-	-	(12,839,968)	(12,839,968)
Balance - December 31, 2022	-	$-	80,235	$8	100,000	$10	$32,131,041	$(28,255,846)	$3,875,213

Series A preferred stock units issued	2,000	-	-	-	-	-	1,811,000	-	1,811,000
Class A common stock issued for conversion of Series A preferred stock and dividend	(1,628)	-	176,791	18	-	-	166,465	-	166,483
Class A common stock units issued	-	-	150,000	15	-	-	14,784,419	-	14,784,434
Class A common stock issued for exercise of warrants	-	-	529,940	53	-	-	3,634	-	3,687
Warrants issued for finance expense				-	-	-	917,848		917,848
Vested Board Compensation	-	-	-	-	-	-	54,350	-	54,350
Stock option expense			-	-	-	-	49,688	-	49,688
Dividend on Series A preferred Stock	-	-	-	-	-	-	-	(202,599)	(202,599)
Common stock issue for reverse split adjustment	-	-	46,207	4	-	-	(4)	-	-
Net loss	-	-	-	-	-	-		(14,328,348)	(14,328,348)
Balance - December 31, 2023	372	$-	983,173	$98	100,000	$10	$49,918,441	$(42,786,793)	$7,131,756

The accompanying notes are an integral part of these consolidated financial statements.

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(14,328,348)	$(12,839,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,021,886	1,209,000
Finance Expense	-	-
Depreciation and amortization	217,107	319,936
Bad debt	17,871	22,500
Changes in operating assets and liabilities:
Accounts receivable	(290,839)	(741,984)
Accounts receivable - related party	100,723	275,112
Inventory	(624,881)	(455,935)
Contract asset	(16,192)	(60,932)
Contract asset - related party	(28,191)	(14,982)
Prepaid expenses and other assets	(1,950,807)	(1,911,941)
Accounts payable and accrued liabilities	3,986,275	2,049,484
Accounts payable and accrued liabilities - related party	110,403	50,099
Contract liability	16,192	60,932
Contract liability - related party	28,191	(48,429)
Changes in operating lease assets and liabilities	(8,832)	(6,800)
Net Cash used in Operating Activities	(11,749,442)	(12,093,908)
Cash Flows From Investing Activities:
Purchase of property and equipment	(7,208,200)	(2,099,858)
Cash paid for asset acquisition	(483,644)	-
Net Cash used in Investing Activities	(7,691,844)	(2,099,858)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	14,788,121	3,221,355
Proceeds from issuance of Series A preferred stock units	1,811,000	-
Proceeds from asset-based loan agreement	6,379,624	502,349
Repayment of asset-based loan agreement	(4,294,073)	-
Proceeds from notes payable	-	-
Repayment of notes payable	(302,983)	-
Payment of lease liabilities	-	(148,019)
Repayment of notes payable - related party	-	(797,505)
Dividend paid	(19,555)	-
Net Cash provided by Financing Activities	18,362,134	2,778,180
Net change in cash	(1,079,152)	(11,415,586)
Cash, beginning of period	2,295,259	13,710,845
Cash, end of period	$1,216,107	$2,295,259
Supplemental cash flow information
Cash paid for interest	$190,920	$284,178
Cash paid for taxes	$-	$-
Non-cash Investing and Financing transactions:
Debt forgiveness	$-	$1,624,755
Class A common stock issued for conversion of Series A convertible preferred stock	$166,483	$-
Common stock issue for reverse split adjustment	$-	$-
Modification of right-of-use asset and lease liability	$135,235	$-
Class A common stock issued for exercised cashless warrant	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SIDUS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Reverse Stock Split

On December 6, 2023, the Board approved a one-for-one hundred (1-for-100) reverse split of the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”). On December 19, 2023, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split. All share and per share information in these financial statements retroactively reflect this reverse stock split.

Note 2. Summary of Signification Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. For the full year ended December 31, 2022, the Company has reclassified operating expenses to selling, general and administrative expenses.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2023 and 2022.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2023, was $966,107. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

During the years ended December 31, 2023 and 2022, the Company recorded bad debt of $17,871 and $22,500, respectively.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At December 31, 2023 and 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the years ended December 31, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	2023 Shares	2022 Shares
Warrants	232,677	-
Series A convertible preferred stock	283,512	-
Total common stock equivalents	657,980	-

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2023 or December 31, 2022.

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

As of December 31, 2023 and 2022, Aurea’s assets and liabilities are as follows:

	December 31, 2023	December 31, 2022
Assets
Cash	$52,492	$76,517
Prepaid and other current assets	13,164	11,394
	$65,656	$87,911

Liability
Accounts payable and other current liabilities	$74,219	$29,005

For the years ended December 31, 2023 and 2022, Aurea’s net loss was $157,467 and $136,344 respectively.

Note 4. Prepaid expense and Other current assets

As of December 31, 2023 and 2022, prepaid expense and other current assets are as follows:

	December 31, 2023	December 31, 2022
Prepaid insurance	$699,310	$994,450
Prepaid components	1,258,965	950,679
Prepaid satellite services & licenses	3,313,706	1,367,125
Prepaid software	91,258	107,000
VAT receivable	-	-
Other current assets	42,214	57,494
	$5,405,453	$3,476,748

During the years ended December 31, 2023 and 2022, the Company recorded interest expense of $26,302 and $23,407 related to financing of our prepaid insurance policies.

Note 5. Inventory

As of December 31, 2023 and 2022, inventory is as follows:

	December 31, 2023	December 31, 2022
Work in Process	$1,217,929	$583,437

Note 6. Property and Equipment

At December 31, 2023 and 2022, property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
Office equipment	$17,061	$17,061
Computer equipment	41,233	37,296
Vehicle	35,424	28,143
Software	482,127	158,212
Machinery	3,209,719	3,386,111
Leasehold improvements	397,536	372,867
R&D software	9,655	386,182
Construction in progress	8,609,902	1,497,276
	12,802,657	5,883,148
Accumulated depreciation	(3,232,443)	(3,328,156)
Property and equipment, net of accumulated depreciation	$9,570,214	$2,554,992

As of December 31, 2023 and 2022, construction in progress represents components to be used in the manufacturing of our satellites.

Depreciation expense of property and equipment for the years ended December 31, 2023 and 2022 is $217,107 and $319,936 of which $176,321 and $181,005 are included as components of cost of revenue, respectively.

During the years ended December 31, 2023 and 2022, the Company purchased assets of $7,208,200 and $2,099,858, respectively.

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

Pro forma results of operations have not been presented because the effects of the Acquisition was not material to our consolidated results of operations. Acquisition-related costs included legal fees of $220,632 and were expensed as incurred. The following table summarizes the amounts for the business acquisition which were allocated to the fair value of aggregated net assets acquired:

Cash paid	$468,663
Assets Acquired:
Accounts receivable	$51,769
Inventory	9,611
Property and equipment	9,148
Intangible asset	398,135
Total	$468,663

Note 8. Accounts payable and other current liabilities

At December 31, 2023 and 2022, accounts payable and other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022

Accounts payable	$4,716,964	$1,483,467
Payroll liabilities	1,250,330	820,451
Credit card liability	93,826	44,650
Other payable	156,885	239,110
Dividend payable	16,566	-
Accrued interest - related party	-	-
Insurance payable	462,991	828,167
	$6,697,562	$3,415,845

Note 9. Asset-based loan

The Company is party to a recourse loan and security agreement with an unrelated lender dated November 30, 2022, whereby the lender will provide loans secured by certain accounts receivable for up to 90% of the face amount, which is paid to the Company in the form of a cash advance. The Company has a revolving line of credit for $3 million with a loan interest rate of 15.2% annum on outstanding balances. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the loan and security agreement, the Company must pay back any invoices that become uncollectable. As of December 31, 2023 and 2022, the asset-based loan was $2,587,900 and $502,349, respectively. For the years ended December 31, 2023 and 2022, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $155,716 and $14,293, respectively.

Note 10. Contract assets and liabilities

At December 31, 2023 and 2022, contract assets and contract liabilities consisted of the following:

Contract assets	December 31, 2023	December 31, 2022

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset), excluding retainage	$-	$-
Retainage included in contract assets due to being conditional on something other than solely passage of time	77,124	60,932
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	43,173	14,982
Total contract assets	$120,297	$75,914

Contract liabilities	December 31, 2023	December 31, 2022

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	77,124	60,932
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – related party	43,173	14,982
Total contract liabilities	$120,297	$75,914

Note 11. Leases

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

As of December 31, 2023 and 2022, the Company recorded a refundable security deposit of $10,000 for its warehouse space and is included in other assets on the balance sheet.

The operating lease expense were as follows:

	Year Ended December 31,
	2023	2022
Operating lease cost	$353,329	$338,389

Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets at inception	$1,276,515	$1,119,675
Accumulated amortization	(1,160,942)	(869,738)
Total operating lease right-of-use assets	$115,573	$249,937

Operating lease liabilities - current	$119,272	$199,158
Operating lease liabilities - non-current	-	63,310
Total operating lease liabilities	$119,272	$262,468

Weighted-average remaining lease term — operating leases (year)	0.42	1.20
Weighted-average discount rate — operating leases	4.73%	4.86%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at December 31, 2023 were as follows:

Year Ending December 31,
2024	$120,211
Thereafter	-
120,211
Less: Imputed interest	(939)
Operating lease liabilities	119,272

Finance lease

The Company leases machinery and office equipment under non-cancellable finance lease arrangements. The term of those capital leases is at the range from 59 months to 83 months and annual interest rate is at the range from 4% to 6%.

During the year ended December 31, 2022, the Company fully paid off the two outstanding finance leases totaling $148,019, prior to maturity dates. As of December 31, 2023 and 2022, the Company does not have any additional financing lease commitments.

During the years ended December 31, 2023 and 2022, the Company recorded depreciation of finance lease assets of $0 and $49,076 and interest expense of finance lease of $0 and $1,891, respectively.

Note 12. Notes Payable

Decathlon Note

On December 3, 2021, we entered into a Loan Assignment and Assumption Agreement, or Loan Assignment, with Decathlon Alpha IV, L.P., or Decathlon and Craig Technical Consulting, Inc (“CTC”) pursuant to which we assumed the Decathlon Note. In connection with our assumption of the Decathlon Note, CTC reduced the principal of the Note Payable – related party by $1.4 million for an aggregate principal balance of $2.6 million. The Company recorded a reclassification of $1,106,164 from Note Payable – related party to Note payable – non- current (Decathlon note) and recorded forgiveness of note payable – related party of $293,836. (See Note 12)

Management believes that the assumption of the Decathlon Note from CTC is in our best interests because in connection therewith, Decathlon released us from a cross-collateralization agreement it was a party to with CTC for a loan of a greater amount. Also in connection with the Loan Assignment on December 3, 2021, we entered into a Revenue Loan and Security Agreement, or RLSA, with Decathlon and our CEO, Carol Craig, pursuant to which we pay interest based on a minimum rate of one (1) times the amount advanced and make monthly payments based on a percentage of our revenue calculated as an amount equal to the product of (i) all revenue for the immediately preceding month multiplied by (ii) the Applicable Revenue Percentage, defined as 4% of revenue for payments due during any month. The Decathlon Note is secured by our assets and is guaranteed by CTC and matures the earliest of: (i) December 9, 2024, (ii) immediately prior to a change of control, or (iii) upon an acceleration of the obligations due to a default under the RLSA. As a result, on December 31, 2021, the Company recorded the forgives of note payable-related party of $293,836 and the reclass of $1,106,164 from Note Payable – related party to Note Payable.

During the years ended December 31, 2023 and 2022, the Company recorded interest expense of $721,119 and $738,048, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures, and made payments of $252,983 and $258,949, respectively. As of December 31, 2023 and 2022, the Company recorded principal amount and accrued interest of $2,017,286 and $1,599,150 on the balance sheet, respectively. At maturity the Company will be required to pay approximately $2.2M representing the Decathlon Note and accrued but unpaid interest.

Note 13. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $952,220 and $1,042,628 for the years ended December 31, 2023 and 2022 and accounts receivable of $67,447 and $168,170 and contract liability of $43,173 and $14,982 as of December 31, 2023 and 2022, respectively, from contracts entered into by Craig Technical Consulting, Inc, a principal stockholder, and subcontracted to the Company for four customers.

Accounts Payable

As of December 31, 2023 and 2022, the Company owed $677,039 and $566,636 to Craig Technical Consulting, Inc. Advances are unsecured, due on demand and non-bearing-interest.

Note Payable – Related Party

During the year ended December 31, 2022, the Company repaid $797,505 and the note payable and accrued interest was forgiven by Craig Technical Consulting, Inc. The Company recorded debt forgiveness of note payable and accrued interest of $1,624,755 to additional paid in capital.

As of December 31, 2023 and 2022, the Company had note payable – related party current of $0 and $1,000,000 and non-current of $0 and $1,350,000, respectively.

Cost of Revenue

For the years ended December 31, 2023 and 2022, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $588,267 and $136,363, and general and administrative expense of $24,363 and $12,267, respectively.

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The agreement was amended and the term of agreement was extended to November 30, 2024.

During the year ended December 31, 2023 and 2022, the Company recorded professional services of $106,057 and $160,475, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party and a principal shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 day’s notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. During the years ended December 31, 2023 and 2022, the Company recorded $58,024 and $56,349 to lease expenses.

Note 14. Commitments and Contingencies

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the years ended December 31, 2023 and 2022 the Company recorded payments of $120,000 in Other General and Administrative expenses.

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

Series A Convertible Preferred Stock

On October 11, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investor, in a registered direct offering (the “Offering”), an aggregate of 2,000 shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share and stated value of $1,000 per share (the “Series A Preferred Stock”) at an offering price of $1,000 per share. Each share of Series A Preferred Stock is convertible into shares of the Company’s Class A Common Stock at an initial conversion price of $10.152 per share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Series A Preferred Stock (and the shares of the Company’s Class A common stock (the “Class A Common Stock”)) underlying the Series A Preferred Stock) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-273430), which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2023 and declared effective by the SEC on August 14, 2023. Concurrently with the sale of the Series A Preferred Stock, pursuant to the Purchase Agreement in a concurrent private placement, for each share of Class A Common Stock issuable upon conversion of the Series A Preferred Stock purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase one share of Class A Common Stock (the “Warrant Shares”). Each Warrant will be exercisable for one share of the Company’s Class A Common Stock at an exercise price of $10.152 per share, will be exercisable immediately upon issuance, and will have a term of five years from the date of issuance. The exercise price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Class A Common Stock, or securities convertible, exercisable or exchangeable for Class A Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions).

During the year ended December 31, 2023, 1,628 shares of Series A convertible preferred stock and a related dividend of $166,483 were converted into 176,791 shares of Class A common stock.

The Company had 372 and 0 shares of Series A Convertible preferred stock issued and outstanding as of December 31, 2023 and 2022, respectively.

Class A Common Stock

The Company had 983,173 and 80,227 shares of Class A common stock issued and outstanding as of December 31, 2023 and 2022, respectively.

Fiscal year 2023

On January 30, 2023, the Company offered an aggregate of up to 26,400 shares of our Class A common stock and pre-funded warrants to purchase up to an aggregate 123,600 shares of Class A common stock. In addition, the company issued 22,500 prefunded warrants to cover over-allotments. All pre-funded warrants were exercised and total issued stock in this offering was 172,500 aggregate shares of Class A common stock. The purchase price for each share of Class A common stock was $30.0. Warrants equal to 4% of the number of securities issued by the Company in the offering were issued to the underwriter at an exercise price of 125% of the offering price per share. Gross proceeds from the offering were approximately $5.2 million, and net proceeds of approximately $4.6 million after underwriter expenses.

On April 20, 2023, the Company sold an aggregate of 85,720 shares of our Class A Common Stock and pre-funded warrants to purchase up to an aggregate 217,310 shares of Class A Common Stock and warrants to purchase up to 303,030 shares of Class A Common Stock. In addition, the Company sold 37,880 shares of Class A Common Stock and 37,880 of accompanying warrants to purchase shares of Class A Common Stock pursuant to the partial exercise of the underwriter’s over-allotment option. The purchase price for each share of Class A Common Stock and accompanying warrant was $33.0. Warrants equal to 3% of the number of securities issued by the Company in the offering at an exercise price of 125% of the offering price per share was issued to the underwriter. Gross proceeds from the offering were approximately $11.2 million, and net proceeds of approximately $10.2 million after underwriting discounts and commissions and estimated offering expenses payable by us.

During the year ended December 31, 2023, 166,530 Class A Common Stock were issued upon cashless exercise of warrants and 363,410 Class A Common Stock were issued upon exercise of pre-funded warrants of $3,634.

Fiscal year 2022

During the year ended December 31, 2022, the Company issued 14,487 shares of common stock as follows:

●	3,000 restricted shares for consulting services valued at $1,209,000, pursuant to the Sidus Space, Inc. 2021 Omnibus Equity Incentive Plan.
●	11,487 shares issued under the Purchase Agreement (inclusive of 904 commitment shares to the underwriter), for aggregate proceeds of $3,596,355. The net proceeds to the Company, after deducting broker fees and issuance costs of $375,000, were $3,221,355.

Class B Common Sock

The Company had 100,000 shares of Class B common stock issued and outstanding as of December 31, 2023 and 2022.

Warrants

January 2023 offering

For the year ended December 31, 2023, the Company issued a total of 146,100 pre-funded warrants exercisable for a period of five years at an exercise price per share of $30.0 in connection with the common stock sold in January 2023. These warrants were fully exercised into Class A Common stock as part of the offering previously described. In addition, the Company issued a total of 6,901 underwriter warrants exercisable 180 days after the January 30, 2023 date of the offering agreement, for a period of five years at an exercise price per share of $37.5 in connection with the common stock sold.

April 2023 offering

For the year ended December 31, 2023, the Company issued a total of 217,310 pre-funded warrants and 340,910 warrants exercisable for a period of five years at an exercise price per share of $33.0 in connection with the common stock sold in April 2023. During the second and third quarters of 2023, a total of 217,310 pre-funded warrants and 333,049 warrants were exercised into Class A Common stock. In addition, the Company issued a total of 10,228 underwriter warrants exercisable 180 days after the April 20,2023 date of the offering agreement, for a period of five years at an exercise price per share of $41.25 in connection with the common stock sold.

October 2023 offering

For the year ended December 31, 2023, the Company issued 197,006 warrants exercisable for a period of five years at an exercise price per share of $10.152 in connection with the Series A Convertible Preferred stock sold in October 2023. In addition, the Company issued a total of 11,820 underwriter warrants exercisable any time after the October 11, 2023 date of the offering for a period of five years at an exercise price per share of $12.69 in connection with the common stock sold.

For the year ended December 31, 2023, and 2022, the Company recognized finance expense of $917,848 and $0, respectively, for underwriter warrants issue for compensation of services.

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

Year ended December 31, 2023
Expected term	5 years
Expected average volatility	182 - 190%
Expected dividend yield	-
Risk-free interest rate	3.62 - 3.96%

A summary of activity of the warrants during the year ended December 31, 2023 as follows:

	Number of	Weighted average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2022	-	$-	-
Granted	146,100	30.00	5.00
Granted	558,220	33.00	5.00
Granted	6,901	37.50	5.00
Granted	10,228	41.25	5.00
Granted	11,820	12.69	5.00
Granted	197,006	10.15	5.00
Exercised	(146,100)	30.00	-
Exercised	(550,359)	33.00	-
Expired	-	-	-
Outstanding, December 31, 2023	233,816	$13.22	4.73

Exercisable, December 31, 2023	233,816	$0.13	4.73

The intrinsic value of the warrants as of December 31, 2023 is $0.

Stock Options

On August 21, 2023, the Company granted 39,552 options with an exercise price of $16.0, with a term of five (5) years to exercise from the grant date, to employees of the Company. Options issued vest at 25% of shares subject to the option on each anniversary date, on August 21, 2024, 2025, 2026 and 2027.

In October 2023, the Company granted 200 options with an exercise price of $100.0, with a term of five (5) years to exercise from the grant date, to an employee of the Company under separation agreement. Options vest at grant date.

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

Year Ended December 31, 2023
Expected term	2.50 - 3.75 years
Expected average volatility	173%
Expected dividend yield	-
Risk-free interest rate	4.46 - 5.02%

During the year ended December 31, 2023, the Company granted 39,752 options valued at $583,580. During the year ended December 31, 2023, the Company recognized stock option expense of $49,688 and as of December 31, 2023, $533,892 remains unamortized. The intrinsic value of the 39,752 options outstanding as of December 31 2023, is $0.

A summary of activity of the stock options during the year ended December 31, 2023, is as follows:

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2022	-	$-	-
Granted	39,752	16.42	5.00
Exercised		-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2023	39,752	$16.42	4.64

Exercisable options, December 31, 2023	200	$100.00	4.82

Note 16. Income tax

The Company has not made a provision for income taxes for the year ended December 31, 2023 and 2022, since the Company has the benefit of net operating losses in these periods and the Company changed from a limited liability partnership to a C corporation during 2021.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2023. The Company has incurred a net operating loss of $14,217,254. The net operating loss carry forwards can offset 80 percent of future taxable income and carryforward indefinitely as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code U.S. federal tax returns are closed by statute for years through 2014. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 5.5% in 2023 and 2022, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022

Loss for the year	$(14,328,348)	$(12,839,968)

Income tax (recovery) at statutory rate	$(3,009,000)	$(2,689,782)
State income tax expense, net of federal tax effect	(788,100)	(704,467)
Permanent difference and other	-	-
Change in valuation allowance	3,797,100	3,394,249
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2023	December 31, 2022

Non-operating loss carryforward	$8,109,149	$4,312,049
Valuation allowance	(8,109,149)	(4,312,049)
Net deferred tax asset	$-	$-

Note 17. Subsequent Events

Subsequent to December 31, 2023, 372 shares of Series A Convertible Preferred Stock and dividend payable of $27,374 were converted into 435,984 shares of Class A common stock.

Subsequent to December 31, 2023, 418,724 warrants were exercised into shares of Class A common stock. Gross proceeds from the exercise of the warrants was $1,631,524.

On January 29, 2024, the Company entered into a public offering of an aggregate of 1,181,900 shares of Class A Common Stock and pre-funded warrants to purchase up to an aggregate of 69,900 shares of Class A Common Stock in lieu of Shares, which have been sold pursuant to that certain Underwriting Agreement, dated January 29, 2024, by and between the Company and the Representative of the Underwriters. Gross proceeds from the offering were $5,632,650 and net proceeds after underwriter discount, various fees and expenses was $5,008,259.

On February 29, 2024, the Company entered into a public offering of an aggregate of 1,321,000 shares (the “Shares”) of Class A Common Stock, which have been sold pursuant to that certain Underwriting Agreement, dated February 29, 2024, by and between the Company and the Representative of the Underwriters. Gross proceeds from the offering were $7,926,000 and net proceeds after underwriter discount, various fees and expenses was $7,102,527.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of March 27, 2024.

Name	Age	Position
Carol Craig	56	Chief Executive Officer and Director
Bill White (1)	63	Chief Financial Officer
Dana Kilborne	61	Director
Cole Oliver	45	Director
Leonardo Riera (2)	63	Chairman
Richard Berman (3)	81	Director

(1) Mr. White joined the Company as Chief Financial Officer in February 2024.

(2) Mr. Riera joined the Company as a director in April 2023.

(3) Mr. Berman joined the Company as a director in January 2024.

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

Bill White. Mr. White has over 30 years of experience in financial management, operations, and business development. He served as chief financial officer, treasurer, and secretary of Intellicheck, Inc., a technology company listed on the Nasdaq from 2012 to 2022. Before working at Intellicheck, Inc., he served 12 years as the chief financial officer, secretary and treasurer of FocusMicro, Inc. (“FM”) and the CFO of Prophase Labs, Inc. As co-founder of FM, Mr. White played an integral role in growing the business from the company’s inception to over $36 million in annual revenue in a five-year period. Mr. White has broad domestic and international experience including managing rapid and significant growth, import/export, implementing tough cost management initiatives, exploiting new growth opportunities, merger and acquisitions, strategic planning, resource allocation, tax compliance and organization development. Prior to co-founding FM, he served 15 years in various financial leadership positions in the government sector. Mr. White started his career in Public Accounting. Mr. White holds a Bachelor of Arts in Business Administration from Washington State University and is a Certified Fraud Examiner.

Leonardo Riera. Mr. Riera was appointed to our board of directors in April 2023 and appointed Chairman of the Board in September 2023. Mr. Riera has over 35 years of experience in investment banking and fund management, including serving as Executive Director, Country Head for Bankers Trust in Caracas, Venezuela for over 10 years and Head of Mergers and Acquisitions for Citicorp Investment Bank in Caracas, Venezuela. Mr. Riera has served as President of LiNiCo Corporation, a subsidiary of Comstock Mining Inc. (NYSE: LODE), a renewable energy and products company, since April 2022. Mr. Riera has served as a member of the board of directors and as Chief Strategy Officer of Vaya Space, a privately held space and defense company based in Florida since March 2023. He has also served as a member of the board of directors and chair of the audit committee of FenixOro Gold Corp. (FENX.CN), a Canadian company focused on acquiring and exploring gold projects, since January 2021. Mr. Riera served as a member of the board of directors and as a member of the audit committee, nominating and corporate governance committee and compensation committee of Medicine Man Technologies, Inc. (OTCQX: SHWZ), a vertically integrated regional cannabis company based in Colorado, from June 2019 through January 2021. He also was Co-founder, Chief Executive Officer and Chairman of the Board of Directors of EnviroPower Renewable, Inc. a renewable energy company from 2012 through 2018. Mr. Riera is the owner of and has served as CEO of Latin American Advisors Inc. since 1988 through which he provides mergers and acquisitions, investment advisory, private equity and strategic planning services. He was a consultant with McKinsey & Co. from 1984 through 1986. Mr. Riera served as President of the International Banking Association of Venezuela for three terms. He was also Head of Asset Structuring and Credit for a $2 Billion emerging market debt fund based in Florida, where he was responsible for investments in Russia, Ukraine, Kazakhstan, Mexico, China, Nigeria, Singapore, Angola, and Brazil. Mr. Riera holds a degree in Economics from Universidad Católica Andrés Bello and an MBA from the University of Pennsylvania’s distinguished Wharton School of Business. We believe that Mr. Riera’s financial and executive experience qualifies him to serve on our Board of Directors.

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

Richard J. Berman. Mr. Berman’s business career spans over 35 years of venture capital, senior management, and merger & acquisitions experience. He has served as a director and/or officer of over a dozen public and private companies in the last five years. Currently, he is the director of six public companies. Over the last decade he has served on the board of six companies that have reached over one billion dollars in market value. Previously, Mr. Berman worked at Goldman Sachs and was Senior Vice President of Bankers Trust Company where he started the M&A Leveraged Buyout Departments. Mr. Berman holds a Special Certificate from The Hague Academy of International Law, a J.D. from Boston College Law School, an MBA in Finance and a B.S. from New York University (Stern). Mr. Berman was appointed to our Board of Directors due to his extensive knowledge of public markets and emerging growth companies.

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

Our audit committee consists of Dana Kilborne, Cole Oliver and Leonardo Riera, with Ms. Kilborne serving as chair. Our board of directors has affirmatively determined that Ms. Kilborne and Messrs. Oliver and Riera each meet the definition of “independent director” under the Nasdaq rules, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Ms. Kilborne qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors adopted a written charter for the audit committee, which is available on our principal corporate website at www.sidusspace.com.

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

Our compensation committee will consist of Dana Kilborne, Cole Oliver and Leonardo Riera, with Mr. Riera serving as chair. Our board has determined that Ms. Kilborne and Messrs. Oliver and Riera are independent directors under Nasdaq rules. Our board of directors adopted a written charter for the compensation committee, which will be available on our principal corporate website at www.sidusspace.com.

Nominating and Governance

The members of our nominating and governance committee are Dana Kilborne, Cole Oliver and Leonardo Riera. Mr. Oliver serves as the chairperson of the committee. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2023, we believe that our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and our other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal years December 31, 2023 and 2022.

			All Other
		Salary	Compensation		Total
Name and Principal Position	Year	($)	($)		($)

Carol Craig	2023	217,425			217,425
President & Chief Executive Officer	2022	125,000		(1)	125,000

Teresa Burchfield (2)	2023	275,000			275,000
Former Chief Financial Officer	2022	185,906	51,563		237,469

Jamie Adams(3)	2023	292,692	87,500		380,192
Former Chief Technology Officer	2022	300,000	75,000		375,000

(1)	Ms. Craig waived bonus compensation for 2022.
(2)	Ms. Burchfield became our Chief Financial Officer on April 11, 2022 and stepped down from her position as CFO in Feb. 2024.
(3)	Mr. Adams left the Company in Oct. 2023.

Outstanding Equity Awards at December 31, 2023

There were no equity awards held by our named executive officers as of December 31, 2023.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2023. Directors who are also employees do not receive cash or equity compensation for service on our Board of Directors in addition to compensation payable for their service as employees of the Company.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Dana Kilborne	45,000	10,000	55,000
Cole Oliver	45,000	10,000	55,000
Leonardo Riera (1)	47,500	37,833	85,333
Miguel Valero (2)	20,000		20,000

(1)	Mr. Riera joined the Company as a director in April 2023.
(2)	Mr. Valero left the Company as a director in June 2023.

Employment Agreements

In December 2021, we entered into an employment agreement with Ms. Craig, pursuant to which Ms. Craig serves as our Founder and Chief Executive Officer. Ms. Craig’s employment agreement provided for an annual base salary of $125,000 and provides that Ms. Craig will be eligible for an annual discretionary bonus, with a target equal to 100% of her base salary, based on the achievement of certain performance objectives established by our Board of Directors. As of July 1, 2023, Ms. Craig’s base salary was increased to $325,000. Ms. Craig’s employment agreement contains standard non-competition and non-solicitation provisions. Ms. Craig is also eligible to receive additional equity-based compensation awards as the Company may grant from time to time. Ms. Craig’s employment agreement further provides for standard expense reimbursement, vacation time and other standard executive benefits.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2024 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 27, 2024, pursuant to the exercise of options or warrants or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 4,081,344 and 100,000 shares of Class A common stock and Class B common stock, issued and outstanding, respectively, as of March 27, 2024.

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

Name of Beneficial Owner	Number of Shares of Class A Beneficially Owned	Number of Shares of Class B Beneficially Owned	Percentage of Common Stock Beneficially Owned

Directors and Executive Officers:
Carol Craig (1)	-	100,000
Bill White (2)	-
Teresa Birchfield (3)
Jamie Adams (4)
Leonardo Riera	-
Dana Kilborne	-
Cole Oliver	-
Richard Berman (5)
	-
Directors and Executive Officers as a group (8 persons)	-	100,000

5% or Greater Stockholders:
Craig Technical Consulting, Inc.	-	100,000	19.7%
Lind Global Partners II LLC	222,200		5.3%
Ionic Ventures, LLC	222,200		5.3%

(1)	Carol Craig is the sole owner of Craig Technical Consulting, Inc. and has beneficial ownership of the Class B shares of common stock held by Craig Technical Consulting, Inc.
(2)	Mr. White joined the Company as CFO in February 2024.
(3)	Ms. Birchfield stepped down from her position as CFO in February 2024.
(4)	Mr. Adams left the Company in Oct. 2023.
(5)	Mr. Berman joined the Company as a director in January 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	-	-	9,500
Equity compensation plans not approved by security holder	-	-	-
Total	-		9,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2023 and December 31, 2022 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this prospectus. We are not otherwise a party to a related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Our corporate headquarters is located at 150 N. Sykes Creek Parkway, Suite 200 Merritt Island, Florida 32953. We occupy facilities totaling approximately 3500 square feet under a sublease from Craig Technical Consulting, Inc., a principal stockholder and an entity owned and controlled by our Chief Executive Officer, Carol Craig (“CTC”), pursuant to a commercial sublease agreement (the “Lease Agreement”), dated August 1, 2021. The Lease Agreement is a month-to-month lease and may be terminated with 30 days’ notice. We currently pay $4,847 per month which includes applicable sales and use tax, which is currently 6.5% in Brevard County.

As of December 31, 2023 and 2022, we owed $527,476 to CTC for cash advances made to the Company. The advances are unsecured, due on demand and non-bearing-interest.

On May 1, 2021, we converted $4 million in intercompany accounts receivable owed to CTC into a related party note payable (the “Note”) which included $1.1 million in payments toward a loan (the “CTC-Decathlon Note) to CTC and us by Decathlon Alpha IV, L.P., or Decathlon. The principal balance of this Note outstanding (together with any accrued, but unpaid interest thereon) bears interest at a per annum interest rate equal to the long term Applicable Federal Rate (as such term is defined in Section 1274(d) of the Internal Revenue Code of 1986, as amended), and matures on September 30, 2025, and is payable in the amount of $250,000 every quarter for four years beginning on Oct 1, 2021.

On December 3, 2021, we entered into a Loan Assignment and Assumption Agreement, or Loan Assignment, with Decathlon and CTC pursuant to which we assumed principal amount of $1 million (the “Decathlon Note”) which was part of the Note. In connection with our assumption of the Decathlon Note, CTC reduced the principal of the Note by $1.4 million for an aggregate principal balance of $2.6 million. Management believes that the assumption of the Decathlon Note from CTC was in our best interests because in connection therewith, Decathlon released us from a cross-collateralization agreement it was a party to with CTC for a loan of a greater amount. Also in connection with the Loan Assignment, on December 3, 2021, we entered into a Revenue Loan and Security Agreement, or RLSA, as amended, with Decathlon and our CEO, Carol Craig, pursuant to which we pay interest based on a minimum rate of 1 times the amount advanced and make monthly payments based on a percentage of our revenue calculated as an amount equal to the product of (i) all revenue for the immediately preceding month multiplied by (ii) the Applicable Revenue Percentage, defined as 4% of revenue for payments due during any month. The Decathlon Note is secured by our assets and was guaranteed by CTC and matured the earliest of: (i) December 9, 2024, (ii) immediately prior to a change of control, or (iii) upon an acceleration of the obligations due to a default under the RLSA.

During the year ended December 31, 2022, we repaid $797,505 and the Note and accrued interest was forgiven by CTC. We recorded debt forgiveness of the Note and accrued interest of $1,624,755 to additional paid in capital.

We recognized revenue of $952,220 and $1,042,628 for the years ended December 31, 2023 from contracts entered into by CTC and subcontracted to us for four customers of CTC pursuant to separate subcontracting agreements.

For the year ended December 31, 2023 and 2022, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of approximately $588,000 and $136,363, and general and administrative expense of $24,363 and $12,267, respectively.

A Professional Services Agreement, effective November 15, 2021, was made between us and CTC. The period of performance for this agreement was December 1, 2021, through November 30, 2022. The agreement was amended, and the term of the agreement was extended to November 30, 2024.

During the years ended December 31, 2023 and 2022, we recorded professional services of $106,057 and $160,475, respectively, under the Professional Services Agreement.

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

Independence of the Board of Directors

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Dana Kilborne, Cole Oliver, Leonardo Riera and Miguel Valero are each an “independent director,” as defined under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by as described below:

	2023	2022

Audit fees	$93,000	$72,500
Audit related fees	9,000	16,000
Tax fees	-	-
All other fees	-	-
	$102,000	$88,500

Audit Fees: Fees for audit services were $93,000 and $72,500 for the years ended December 31, 2023 and 2022, respectively. These are fees for professional services performed by the principal auditor for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filing or engagement.

Audit-Related Fees: Fees for audit-related services were $9,000 and $16,000 for the years ended December 31, 2023 and 2022. These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of our financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees: No fees for tax services were paid for the years ended December 31, 2023 and 2022. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

All Other Fees: No all other fees were paid for the years ended December 31, 2023 and 2022. These are fees billed by the auditor for products and services not included in the foregoing categories.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2023 and 2022 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 24, 2021 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 16, 2021 (incorporated by reference to Exhibit 3.3 to Form 10-K filed with the SEC on April 5, 2022)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Form 10-K filed with the SEC on April 5, 2022)
3.5	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 13, 2023)
3.6	Amendment No. 2 to Amended and Restated Bylaws of Sidus Space, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 13, 2023
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed with the SEC on April 5, 2022)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Form S-1 filed with the SEC on March 27, 2023).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on October 13, 2023).
10.1	Sidus Space, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-K filed with the SEC on April 5, 2022)

10.2	Revenue Loan and Security Agreement dated December 1, 2021 by and among Sidus Space, Inc., Carol Craig and Decathlon Alpha IV, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.3	Loan Assignment and Assumption Agreement dated December 1, 2021 by and between Decathlon Alpha IV, L.P., Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.4	Loan Agreement dated May 1, 2021 by and between Sidus Space, Inc. and Craig Technical Consulting, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.5	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.6	Lease Agreement dated as of November 29, 2016 between 400 W. Central LLC and Craig Technologies Properties, LLC (assigned to Sidus Space, Inc.) (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.7	Lease Agreement dated as of May 21, 2021 between 400 W. Central LLC and Sidus Space, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021).
10.8	Commercial Sublease Agreement dated August 1, 2021 by and between Sykes Creek Limited Partnership, Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.9#	NASA Contract Award dated November 5, 2018 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.10+	Employment Agreement between Sidus Space, Inc. and Carol Craig dated December 16, 2021 (incorporated by reference to Exhibit 10.10 to Form 10-K filed with the SEC on April 5, 2022)
10.11	Debt Forgiveness Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 9, 2022)
10.12	Asset Conveyance Agreement entered into as of August 18, 2023 by and among Sidus Space, Inc., Exo-Space Inc. and the equity holders of Exo-Space Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 22,2023)
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 13, 2023).
10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 13, 2023).
10.15	First Amendment to Revenue Loan and Security Agreement dated November 16, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 6, 2023).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed with the SEC on April 5, 2022)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
23.1	Consent of BF Borgers CPA PC.
24	Power of Attorney (included on signature page hereto).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Clawback Policy
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

+ Management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2024.

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

Signature	Title	Date

/s/ Carol Craig	Chief Executive Officer (Principal Executive Officer)	March 27, 2024
Carol Craig

/s/ Bill White	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2024
Bill White

/s/ Leonardo Riera	Director and Chairman	March 27, 2024
Leonardo Riera

/s/ Dana Kilborne	Director	March 27, 2024
Dana Kilborne

/s/ Cole Oliver	Director	March 27, 2024
Cole Oliver

/s/ Richard Berman	Director	March 27, 2024
Richard Berman

