Form 10-Q
period 2024-03-31
Sidus Space Inc.
filed 2024-05-20
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of Class A and B common shares outstanding as of May 20, 2024 was 4,081,344 and 100,000, respectively.

SIDUS SPACE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$6,171,759	$1,216,107
Accounts receivable	650,763	1,175,077
Accounts receivable - related parties	172,030	67,447
Inventory	1,423,588	1,217,929
Contract asset	77,124	77,124
Contract asset - related party	43,173	43,173
Prepaid and other current assets	4,768,330	5,405,453
Total current assets	13,306,767	9,202,310

Property and equipment, net	11,547,302	9,570,214
Operating lease right-of-use assets	46,511	115,573
Intangible asset	398,135	398,135
Other assets	72,030	64,880
Total Assets	$25,370,745	$19,351,112

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$3,540,192	$6,697,562
Accounts payable and accrued interest - related party	886,331	677,039
Contract liability	77,124	77,124
Contract liability - related party	43,173	43,173
Asset-based loan liability	1,599,653	2,587,900
Notes payable	2,016,951	2,017,286
Operating lease liability	47,990	119,272
Total current liabilities	8,211,414	12,219,356

Total Liabilities	8,211,414	12,219,356

Commitments and contingencies

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding
Series A convertible preferred stock: 2,000 shares authorized; 0 and 372 shares issued and outstanding, respectively	-	-
Common stock: 210,000,000 authorized; $0.0001 par value
Class A common stock: 200,000,000 shares authorized; 4,081,344 and 983,173 shares issued and outstanding, respectively	409	98
Class B common stock: 10,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	63,798,580	49,918,441
Accumulated deficit	(46,639,668)	(42,786,793)
Total Stockholders’ Equity	17,159,331	7,131,756
Total Liabilities and Stockholders’ Equity	$25,370,745	$19,351,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$845,111	$1,914,724
Revenue - related parties	205,044	348,903
Total - revenue	1,050,155	2,263,627
Cost of revenue	966,091	1,367,828
Gross profit	84,064	895,799

Operating expenses
Selling, general and administrative expense	3,645,583	3,542,169
Total operating expenses	3,645,583	3,542,169

Net loss from operations	(3,561,519)	(2,646,370)

Other income (expense)
Interest expense	(153,526)	(187,527)
Asset-based loan expense	(95,455)	(40,933)
Finance expense	-	(566,229)
Total other expense	(248,981)	(794,689)

Loss before income taxes	(3,810,500)	(3,441,059)
Provision for income taxes	-	-
Net loss	$(3,810,500)	$(3,441,059)

Dividend on Series A preferred Stock	(42,375)	-
Net loss attributed to stockholders	(3,852,875)	(3,441,059)

Basic and diluted loss per common share	$(1.40)	$(11.58)
Basic and diluted weighted average number of common shares outstanding	2,719,812	297,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2024

	Series A						Additional
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2023	372	$-	983,173	$98	100,000	$10	$49,918,441	$(42,786,793)	$7,131,756

Class A common stock issued for conversion of Series A preferred stock and dividend	(372)	-	106,748	11	-	-	58,930	-	58,941
Class A common stock units issued	-	-	2,572,700	258	-	-	12,110,528	-	12,110,786
Class A common stock issued for exercise of warrants	-	-	418,724	42	-	-	1,631,483	-	1,631,525
Vested Board Compensation	-	-	-	-	-	-	37,500	-	37,500
Stock option expense	-	-	-	-	-	-	41,698	-	41,698
Common stock issue for reverse split adjustment	-	-	(1)	-	-	-	-	-	-
Dividend on Series A preferred Stock	-	-	-	-	-	-	-	(42,375)	(42,375)
Net loss			-	-	-	-	-	(3,810,500)	(3,810,500)
Balance - March 31, 2024	-	$-	4,081,344	$409	100,000	$10	$63,798,580	$(46,639,668)	$17,159,331

For the Three Months Ended March 31, 2023

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	80,235	$8	100,000	$10	$32,131,041	$(28,255,846)	$3,875,213

Class A common stock units issued	172,500	17	-	-	4,615,448	-	4,615,465
Warrants issued for finance expense	-	-	-	-	566,229	-	566,229
Net loss	-	-	-	-	-	(3,441,059)	(3,441,059)
Balance - March 31, 2023	252,735	$25	100,000	$10	$37,312,718	$(31,696,905)	$5,615,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(3,810,500)	$(3,441,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	79,198	566,229
Depreciation and amortization	253,030	3,361
Changes in operating assets and liabilities:
Accounts receivable	524,314	(621,104)
Accounts receivable - related party	(104,583)	(138,506)
Inventory	(205,659)	(222,852)
Contract asset - related party	-	(6,877)
Prepaid expenses and other assets	629,973	(1,122,400)
Accounts payable and accrued liabilities	(2,991,139)	1,515,926
Accounts payable and accrued liabilities - related party	209,292	(24,645)
Contract liability - related party	-	6,877
Changes in operating lease assets and liabilities	(2,220)	(2,956)
Net Cash used in Operating Activities	(5,418,294)	(3,488,006)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,230,118)	(1,147,409)
Net Cash used in Investing Activities	(2,230,118)	(1,147,409)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	13,742,311	4,615,465
Proceeds from asset-based loan agreement	46,133	1,857,524
Repayment of asset-based loan agreement	(1,034,380)	(1,221,613)
Repayment of notes payable	(150,000)	(92,483)
Net Cash provided by Financing Activities	12,604,064	5,158,893

Net change in cash	4,955,652	523,478
Cash, beginning of period	1,216,107	2,295,259
Cash, end of period	$6,171,759	$2,818,737

Supplemental cash flow information
Cash paid for interest	$152,066	$48,402
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Class A common stock issued for conversion of Series A convertible preferred stock	$16,566	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

To address commercial and government customer needs and mission sets, we have focused our business into three core business lines: manufacturing services; space-infrastructure-as-a-service; and space-based data and insights. Our vertically integrated model is complementary across each line of business aiming to expand existing and unlock new potential revenue generating opportunities. Additionally, we look to further transition into a subscription-based model upon the digitization of our manufacturing process as we expand alongside our space-based focus.

Note 2. Summary of Signification Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31,2023, contained in the Company’s Form 10-K filed on March 27, 2024.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. For the three ended March 31, 2024, the Company has reclassified operating expenses to selling, general and administrative expenses.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at March 31, 2024 and December 31, 2023.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2024, was approximately $5.6 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

During each of the three months ended March 31, 2024 and 2023, the Company did not record any bad debt.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At March 31, 2024 and December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the three months ended March 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2024	2023
	(Shares)	(Shares)
Warrants	260,213	690,000

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

As of March 31, 2024 and December 31, 2023, Aurea’s assets and liabilities are as follows:

	March 31,	December 31,
	2024	2023
Assets
Cash	$55,546	$52,492
Prepaid and other current assets	11,158	13,164
	$66,704	$65,656

Liability
Accounts payable and other current liabilities	$28,532	$74,219

For the three months ended March 31, 2024 and 2023, Aurea’s net loss was $43,266 and $45,976 respectively.

Note 4. Prepaid expense and Other current assets

As of March 31, 2024 and December 31, 2023, prepaid expense and other current assets are as follows:

	March 31,	December 31,
	2024	2023
Prepaid insurance	$447,759	$699,310
Prepaid components	1,344,507	1,258,965
Prepaid satellite services & licenses	2,797,102	3,313,706
Prepaid software	98,001	91,258
Other current assets	80,961	42,214
	$4,768,330	$5,405,453

During the three months ended March 31, 2024 and 2023, the Company recorded interest expense of $894 and $6,325 related to financing of our prepaid insurance policies.

Note 5. Inventory

As of March 31, 2024 and December 31, 2023, inventory is as follows:

	March 31, 2024	December 31, 2023
Work in Process	$1,423,588	$1,217,929

Note 6. Property and Equipment

At March 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Office equipment	$17,061	$17,061
Computer equipment	41,233	41,233
Vehicle	35,424	35,424
Software	620,843	482,127
Machinery	3,209,719	3,209,719
Leasehold improvements	397,536	397,536
R&D software	-	9,655
Satellite and related software	7,865,045	-
Construction in progress	2,845,913	8,609,902
	15,032,774	12,802,657
Accumulated depreciation	(3,485,472)	(3,232,443)
Property and equipment, net of accumulated depreciation	$11,547,302	$9,570,214

As of March 31, 2024 and December 31, 2023, construction in progress represents components to be used in the manufacturing of our satellites.

As of March 31, 2024, one satellite and satellite related software were moved out of construction in progress and reported as assets with related depreciation expense.

Depreciation expense of property and equipment for the three months ended March 31, 2024 and 2023 is $253,030 and $3,361 of which $222,490 and $43,696 are included as components of cost of revenue, respectively.

During the three months ended March 31, 2024 and 2023, the Company purchased assets of $2,230,118 and $1,147,409, respectively.

Note 7. Accounts payable and other current liabilities

At March 31, 2024 and December 31, 2023, accounts payable and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023

Accounts payable	$2,124,677	$4,716,964
Payroll liabilities	940,030	1,250,330
Credit card liability	59,120	93,826
Other payable	102,674	156,885
Dividend payable	-	16,566
Insurance payable	313,691	462,991
	$3,540,192	$6,697,562

Note 8. Asset-based loan

The Company is party to a recourse loan and security agreement with an unrelated lender dated November 30, 2022, whereby the lender will provide loans secured by certain accounts receivable for up to 90% of the face amount, which is paid to the Company in the form of a cash advance. The Company has a revolving line of credit for $3 million with a loan interest rate of 15.2% annum on outstanding balances. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the loan and security agreement, the Company must pay back any invoices that become uncollectable. As of December 31, 2023 and 2022, the asset-based loan was $2,587,900 and $502,349, respectively. For the three months ended March 31, 2024 and 2023, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $95,455 and $40,933, respectively.

Note 9. Contract assets and liabilities

At March 31, 2024 and December 31, 2023, contract assets and contract liabilities consisted of the following:

Contract assets	March 31, 2024	December 31, 2023

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset), excluding retainage	$-	$-
Retainage included in contract assets due to being conditional on something other than solely passage of time	77,124	77,124
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	43,173	43,173
Total contract assets	$120,297	$120,297

Contract liabilities	March 31, 2024	December 31, 2023

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	77,124	77,124
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – related party	43,173	43,173
Total contract liabilities	$120,297	$120,297

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

As of March 31, 2024 and December 31, 2023, the Company recorded a refundable security deposit of $10,000 for its warehouse space and is included in other assets on the balance sheet.

The operating lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$92,204	$86,387

Supplemental balance sheet information related to operating leases was as follows:

	March 31,	December 31,
	2024	2023
Operating lease right-of-use assets at inception	$1,276,515	$1,276,515
Accumulated amortization	(1,230,004)	(1,160,942)
Total operating lease right-of-use assets	$46,511	$115,573

Operating lease liabilities - current	$47,990	$119,272
Operating lease liabilities - non-current	-	-
Total operating lease liabilities	$47,990	$119,272

Weighted-average remaining lease term — operating leases (year)	0.17	0.42
Weighted-average discount rate — operating leases	4.73%	4.73%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at March 31, 2024 were as follows:

Year Ending December 31,
2024 - Remaining two months	$48,084
Thereafter	-
48,084
Less: Imputed interest	(94)
Operating lease liabilities	47,990

Operating lease liability - current	47,990
Operating lease liability - non-current	$-

Note 11. Notes Payable

Decathlon Note

On December 3, 2021, we entered into a Loan Assignment and Assumption Agreement, or Loan Assignment, with Decathlon Alpha IV, L.P., or Decathlon and Craig Technical Consulting, Inc (“CTC”) pursuant to which we assumed the Decathlon Note. In connection with our assumption of the Decathlon Note, CTC reduced the principal of the Note Payable – related party by $1.4 million for an aggregate principal balance of $2.6 million. The Company recorded a reclassification of $1,106,164 from Note Payable – related party to Note payable – non- current (Decathlon note) and recorded forgiveness of note payable – related party of $293,836. (See Note 12)

Management believes that the assumption of the Decathlon Note from CTC is in our best interests because in connection therewith, Decathlon released us from a cross-collateralization agreement it was a party to with CTC for a loan of a greater amount. Also in connection with the Loan Assignment on December 3, 2021, we entered into a Revenue Loan and Security Agreement, or RLSA, with Decathlon and our CEO, Carol Craig, pursuant to which we pay interest based on a minimum rate of one (1) times the amount advanced and make monthly payments based on a percentage of our revenue calculated as an amount equal to the product of (i) all revenue for the immediately preceding month multiplied by (ii) the Applicable Revenue Percentage, defined as 4% of revenue for payments due during any month. The Decathlon Note was amended November 16,2023. The maturity date was extended from December 9, 2023 to December 9, 2024 and the monthly interest was converted to a fixed amount of $50,000 per month. The Decathlon Note is secured by our assets and is guaranteed by CTC and matures the earliest of: (i) December 9, 2024, (ii) immediately prior to a change of control, or (iii) upon an acceleration of the obligations due to a default under the RLSA. As a result, on December 31, 2021, the Company recorded the forgiveness of note payable-related party of $293,836 and the reclass of $1,106,164 from Note Payable – related party to Note Payable.

During the three months ended March 31, 2024 and 2023, the Company recorded interest expense of $149,665 and $181,203, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures, and made payments of $150,000 and $92,483, respectively. As of March 31, 2024 and December 31, 2023, the Company recorded principal amount and accrued interest of $2,016,951 and $2,017,286 on the balance sheet, respectively. At maturity the Company will be required to pay approximately $2.1M representing the Decathlon Note and accrued but unpaid interest.

Note 12. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $205,044 and $348,903 for the three months ended March 31, 2024 and 2023 and accounts receivable of $172,030 and $67,447 and contract liability of $43,173 and $43,173 as of March 31, 2024 and December 31, 2023, respectively, from contracts entered into by Craig Technical Consulting, Inc, a principal stockholder, and subcontracted to the Company for four customers.

Accounts Payable

As of March 31, 2024 and December 31, 2023, the Company owed $886,331 and $677,039 to Craig Technical Consulting, Inc. Advances are unsecured, due on demand and non-bearing-interest.

Cost of Revenue and Operating expense

For the three months ended March 31, 2024 and 2023, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $167,544 and $297,560 and general and administrative expense of $0 and $24,363, respectively.

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The agreement was amended and the term of agreement was extended to November 30, 2024.

During the three months ended March 31, 2024 and 2023, the Company recorded professional services of $37,637 and $19,634, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party and a principal shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023, and $4,847 from February 1, 2023 to January 31, 2024. On February 1, 2024, the Company extended the month-to-month Sublease agreement. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the three months ended March 31, 2024 and 2023, the Company recorded $18,331 and $14,401 to lease expenses.

Note 13. Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $180,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $180,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the three months ended March 31, 2024 and 2023 the Company recorded payments of $45,000 in Other General and Administrative expenses.

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

During the three months ended March 31, 2024, 372 shares of Series A convertible preferred stock and a related dividend of $27,374 were converted into 106,748 shares of Class A common stock.

The Company had 0 and 372 shares of Series A Convertible preferred stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Class A Common Stock

The Company had 4,081,344 and 983,173 shares of Class A common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Fiscal year 2024

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

During the three months ended March 31, 2024, 372 shares of Series A convertible preferred stock and a related dividend of $58,941 were converted into 106,748 shares of Class A common stock.

During the three months ended March 31, 2024, 418,724 warrants were exercised into shares of Class A common stock. Gross proceeds from the exercise of the warrants was $1,631,524.

Class B Common Sock

The Company had 100,000 shares of Class B common stock issued and outstanding as of March 31, 2024 and December 31, 2023.

Warrants

During the period ended March 31, 2024, the Company issued 200 warrants exercisable for a period of five years at an exercise price per share of $100 to prior employee.

January 2024 offering

The Company issued a total of 69,900 pre-funded warrants exercisable for a period of five years at an exercise price per share of $4.50 in connection with the common stock sold in January 2024. These warrants were fully exercised into Class A Common stock as part of the offering previously described. In addition, the Company issued a total of 62,585 underwriter warrants exercisable 180 days after the January 29, 2024 date of the offering agreement, for a period of five years at an exercise price per share of $5.625 in connection with the common stock sold.

February 2024 offering

The Company issued a total of 66,050 underwriter warrants exercisable 180 days after the February 29, 2024 date of the offering agreement, for a period of five years at an exercise price per share of $7.50 in connection with the common stock sold.

A summary of activity of the warrants during the three months ended March 31, 2024 as follows:

	Number of	Weighted average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2023	233,816	$13.22	4.73

Granted	69,900	4.50	5.00
Granted	200	100.00	5.00
Granted	62,585	5.63	5.00
Granted	66,050	7.50	5.00
Split – warrant granted in October 2023	316,286	3.90	-
Exercised	(488,624)	3.98	-

Outstanding, March 31, 2024	260,213	$7.95	4.48

Exercisable, March 31, 2024	131,578	$6.32	2.49

The intrinsic value of the warrants as of March 31, 2024 is $0.

Stock Options

On February 6, 2024, the Company granted 25,000 options with an exercise price of $4.12, with a term of five (5) years to exercise from the grant date, to employees of the Company. Options issued vest at 33% of shares subject to the option on each anniversary date, on February 6, 2025, 2026 and 2027.

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

Three months ended
March 31,
2024
Expected term	3.50 years
Expected average volatility	187%
Expected dividend yield	-
Risk-free interest rate	4.14%

During the three months ended March 31, 2024, the Company granted 25,000 options valued at $95,325. During the three months ended March 31, 2024, the Company recognized stock option expense of $41,698 and as of March 31, 2024 and December 31, 2023, $587,519 and $533,892 remains unamortized, respectively. The intrinsic value of the 64,752 options outstanding as of March 31, 2024, is $0.

A summary of activity of the stock options during the three months ended March 31, 2024, is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2023	39,752	$16.42	4.57
Granted	25,000	$4.12	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, March 31, 2024	64,752	$11.67	4.57

Exercisable options, March 31, 2024	200	$100.00	4.57

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

This Quarterly Report on Form 10-Q may contain estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. We obtained the industry and market data in this Quarterly Report on Form 10-Q from our own research as well as from industry and general publications, surveys and studies conducted by third parties. This data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty, including those discussed in “Risk Factors.” We caution you not to give undue weight to such projections, assumptions, and estimates. Further, industry and general publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these publications, studies, and surveys are reliable, we have not independently verified the data contained in them. In addition, while we believe that the results and estimates from our internal research are reliable, such results and estimates have not been verified by any independent source.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

To address commercial and government customer needs and mission sets, we have focused our business into three core business lines: manufacturing services; space-infrastructure-as-a-service; and space-based data and insights. Our vertically integrated model is complementary across each line of business aiming to expand existing and unlock new potential revenue generating opportunities.

On March 4, 2024, we successfully launched and deployed our first LizzieSat satellite to low Earth orbit as part of SpaceX’s Transporter-10 Rideshare mission and have received multiple signals from the satellite following its successful launch and deployment. We continue to monitor communications with the satellite from our operations center in Merritt Island, Florida.

Products and Services

● Manufacturing Services: Our manufacturing business is well-established and trusted by industry leaders. Founded in 2012, we have been manufacturing mission-critical and satellite hardware for over a decade for our principal customers and have supported major government and commercial space programs like NASA’s Artemis / Lunar Gateway missions, xEVAS, Boeing’s Starliner, Sierra’s Dream Chaser, Airbus’ OneWeb Satellites and the International Space Station.

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

As of March 31, 2024, we have:

● successfully launched and deployed our first satellite into Low Earth Orbit (LEO);

● established communications between our mission operations center and our satellite.

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

Our LizzieSat satellite has been designed to address these shortcomings by allowing for differentiated data collection when compared to industry alternatives. We plan to lead the next generation of earth and space data collection by:

● Collecting on-orbit coincident data: LizzieSat is capable of hosting multiple-sensors on the same satellite to collect varying data types at the same time and with the same collection geometry. On-orbit coincident collection benefits users by decreasing false positives with complementary datasets that reinforce one another.

● Analyzing data on the satellite on-orbit: In order to maximize value and speed in data processing, we have invested resources into AI and Machine Learning (ML) on-board the satellite through hardware and software development. Our plans include integrating radiation hardened AI/ML capabilities alongside our on-orbit coincident data collection.

● Reducing data size: By processing data at the edge on-board LizzieSat, we are able to first reduce the file size by transmitting only the processed answer, not the entire raw dataset. This enables us to move data from low-Earth orbit to higher orbit data relay services (such as Iridium) for a lower-cost and more continual data transmission option to our customers.

The net value of data collected from our planned LizzieSat constellation is expected to allow organizations to make better decisions with higher confidence, increased accuracy and speed. We expect to enrich this processed data with customizable analytics users control for their own-use case, and in turn provide data as a subscription across industries to organizations so they are able to improve decision-making and mitigate risk.

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

Growing our experienced space hardware operations

We are seeking to grow our space and defense hardware operations, with a goal of expanding from one shift to to two and a half shifts with an increased customer base in the future. With current customers in space, marine, and defense industries, our contract revenue is growing, and we are in active discussions with numerous potential customers, including government agencies, large defense contractors and private companies, to add to our contracted revenue. In the past decade, we have fabricated ground and flight products for the NASA SLS Rocket and Mobile Launcher as well as other commercial space and satellite companies. We have supported customers such as Boeing, Lockheed Martin, Northrop Grumman, Dynetics/Leidos, Blue Origin, United Launch Alliance, Collins Aerospace, L3Harris, OneWeb and Space Systems Loral/Maxar. We have manufactured various products including fluid, hydraulic and pneumatic systems, electrical control systems, cable harnesses, hardware lifting frames, umbilical plates, purge and hazardous gas disconnects, frangible bolts, reef cutters, wave guides, customized platforms, and other precision machined and electrical component parts for all types of rockets, ground, flight and satellite systems.

Commencing and Expanding Commercial Satellite Operations

Our goal is to help customers understand how space-based data can be impactful to day-to-day business. Our strategy includes increasing the demand downstream by starting out as end user focused. While others are focused on data verticalization strategy specializing on a key sectors or problem set, we believe that flexibility in production, low-cost bespoke design and ‘Bringing Space Down to Earth’ for consumers will provide a scalable model for growth. Following the successful completion of LizzieSat Preliminary and Critical Design Reviews in 2022, we began LizzieSat integration and testing in Q1 2023. We completed critical command and data system testing which validated the proper functioning of the communications and data transfer paths between a LizzieSat satellite in space and the Konsberg Satellite Services, Atlas Space Operations and Leaf Space ground stations, a requirement for mission success of the LizzieSat™ constellation. In Q4 2023, we completed the required environmental testing for launch ono the SpaceX Falcon 9 and successfully launched and deployed our first satellite in March 2024.

In Q1 2023 we signed an agreement with SkyWatch Space Applications, Inc. for use of its TerraStream data-management platform. This agreement is expected to accelerate the expansion of Sidus’ commercial data distribution strategy, which includes white labeling data for the Company’s existing customers as well as driving growth of new data customers. The agreement is expected to generate additional revenue for the Company and engage customers that otherwise may not have connected with Sidus. In Q3 2023 we announced the acquisition of substantially all the assets of Exo-Space in order to integrate EdgeAI capabilities into our planned constellation with ExoSpace’s FeatherEdge AI platform which will enable us to deliver near real-time intelligence derived from earth observation data. Further expanding the capabilities of our constellation, we implemented the SatLab A/S second-generation automated identification system (AIS) technology into the LizzieSat satellite constellation. AIS technology uses sophisticated systems on board marine vessels to identify and track ships to prevent collisions and protect life at sea. The integration of this technology into Sidus’s satellites will enable more accurate vessel tracking and monitoring while providing valuable information about ship movements in real time.

We have previously been approved for our X-band and S-band radio frequencies licensing through a published filing by the ITU on April 4, 2021. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, which is a variable interest entity to us. The ITU filing contains approved spectrum use for multiple X-Band and S-Band frequencies and seven different orbital planes, including 45 degrees. In August 2023, the FCC approved the LizzieSat-1 launch and operating license for launch and deploy on a SpaceX Falcon 9 mission called Transporter 10 to include approval for orbital operations utilizing the previously approved ITU S-band and X-band frequencies and ground station coverage. We have also filed an FCC Part 25 license request for the LizzieSat satellite constellation missions one through six. The FCC Part 25 license request has gone through the mandatory review period and is pending approval. The National Oceanic and Atmospheric Administration (NOAA), an agency of the U.S. Department of Commerce, granted a Tier 1 license authorizing Sidus to operate LizzieSat 1-3, a private remote-sensing space system comprised of three satellites (LizzieSat #1 through LizzieSat #3 or LS-1 through LS-3) in 2024. The imagery from Near Infared (NIR) and Short Wave Infarred (SWIR) imagers will be integrated into our FeatherBox AI onboard processor and combined with Automated Information Systems (AIS) data to detect marine traffic migration and illegal fishing activities, detect methane emissions and detect vegetative stress in various agricultural areas. Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining NOAA licenses or other regulatory approvals for future operations or frequency requirements, could adversely impact our results and growth plans.

Our Vertically Integrated Space Infrastructure

We are designing, developing, manufacturing, and planning to operate a constellation of proprietary smallsats. These satellites are designed for multiple missions and customers and form the foundation of our satellite platform. Weighing approximately 100 kilograms each, these hybrid 3D printed, modular satellites are more functional than cubesats and nanosatellites and less expensive to manufacture than the larger satellites in the 200-600kg range. Launched into a LEO and operating in diverse orbits (28°-98° inclination, 300-650km altitude) as approved by the International Telecommunication Union (ITU) in April 2021, our constellation is being designed to be optimally distributed to provide maximum coverage for our customers in the government and commercial sectors. With six initial globally distributed ground stations, our constellation is being designed for rapid tasking, collection, and delivery of high-revisit, high-resolution imagery and data analytics. As our satellite constellation grows, the amount of data we collect will scale, and we expect our revisit rate will improve.

Our cost-efficient smallsats are designed from the ground-up to optimize performance per unit cost. We can integrate technologies and deliver data on demand at lower costs than legacy providers due to our vertical integration, use of Customer Off the Shelf (COTS) proven systems, cost-efficiencies, capital efficient constellation design, and adaptable pricing models.

We design and manufacture our satellites at our Cape Canaveral facility. Our current configuration and facility is designed to manufacture 5-10 satellites a month. Our vertical integration enables us to control our satellites through the entire design, manufacturing, and operation process. Our years of experience manufacturing space hardware means we are able to leverage our manufacturing expertise and commercial best practices for satellite production. Additionally, leveraging both in-house and partner-provided subsystem components and in-house design and integration services, as well as operational support of satellites on orbit, to provide turn-key delivery of entire constellations offer “concept to constellation” in months instead of years. Specifically, our Space and Defense-as-a-Service offerings encompass all aspects of hosted satellite and constellation services, including hosting customer payloads onto our satellites, and delivering services to customers from our space platform. These services are expected to allow customers to focus on developing innovative payloads rather than having to design or develop complete satellite buses or satellites or constellations, which we will provide, along with ancillary services that are likely to include telemetry, tracking and control, communications, processing, as well as software development and maintenance. Our patented space-related technologies include a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on Earth, the Moon, Mars, some asteroids, and other terrestrial planets and moons. We continue to patent our products including our satellites, external platforms and other innovations.

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

Results of Operations

Comparison of quarter ended March 31, 2024 to quarter ended March 31, 2023

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	March 31,
	2024	2023	Change	%
Revenue	$1,050,155	$2,263,627	$(1,213,472)	(54%)
Cost of revenue	966,091	1,367,828	(401,737)	(29%)
Gross Profit (Loss)	84,064	895,799	(811,735)	(91%)
Gross Profit (Loss) Percentage	8%	40%

Selling, General & Administrative Expense	3,645,583	3,542,169	103,414	3%
Other expense	(248,981)	(794,689)	(545,708)	(69%)
Net loss	$(3,810,500)	$(3,441,059)	$(369,441)	11%

Revenue

Non-related party revenue decreased by 56% for the three months ended March 31, 2024 to approximately $845,000 as compared to approximately $1.9 million for the three months ended March 31, 2023 and was primarily driven by timing of fixed price milestone contracts and fewer satellite related revenue contracts than prior year. Revenue from related parties decreased by 41% to approximately $205,000 for the three months ended March 31, 2024 from approximately $348,900 for the three months ended March 31, 2023. This was driven by the timing of fixed price milestone contracts and fewer contracts our related party entered into with its customers, requiring less outsourcing of its work to us.

Cost of Revenue

The decrease in cost of revenue of 29% for the three months ended March 31, 2024 to approximately $966,000 as compared to approximately $1.36 million for the three months ended March 31, 2023, included approximately $167,000 and approximately $297,000, respectively, of related party costs of revenue. The overall decrease in cost of revenue was driven by lower sales offset by mix of contracts and lower sales of our higher margin satellite related business. As a manufacturing entity, materials and other direct costs are a percentage of revenue. The percent change in the cost of revenue was lower than the percent decrease in revenue due to mix of contracts and continued supply chain impacts.

Gross Profit (Loss)

The decrease in our gross profit of approximately $800,000 to a gross profit of approximately $84,000 for the three months ended March 31, 2024 as compared to a gross profit of approximately $896,000 for the three months ended March 31, 2023 is primarily attributable to mix of contracts, lower sales from our satellite related business and higher supply chain related costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses remained materially consistent when compared with the same period in 2023, a slight approximately $100,000 increase year over year was primarily due to the following:

●	An increase of approximately $377,000 in fundraising expense to approximately $412,000 compared to $35,000 in 2023. This was largely driven by two capital raises in Q1 2024.

●	An increase of approximately $267,000 in Mission Operations Support expense to approximately $267,000 compared to $0 in 2023, related to ground support required for tracking and communicating with first satellite.

These increases were partially offset by the following decreases:

●	A decrease of approximately $105,000 in D&O insurance expense to approximately $143,000 compared to $248,000 in 2023, due to a reduction in insurance rates.

●	A decrease of approximately $150,000 in marketing and investor relations expense as a result of reduction in use of outside agencies and increased use of internal resources.

●	A decrease of approximately $210,000 in payroll and related expenses primarily as a result of labor hours directly related to building the satellite fixed asset were moved from selling, general and administrative expense to fixed asset.

●	A decrease of approximately $40,000 in professional fees expense primarily a result of reduction in use of outside legal firms and increased use of internal resources.

Total other income (expenses)

Other income and (expenses) showed a decrease of other expenses of $545,708 to $248,981 compared to $794,689 in 2023 primarily due to a change in accounting treatment of financing related costs included in other expense in 2023 to being included in the costs required to raise capital which are included in additional paid in capital on the balance sheet.

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

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	Change	%
Net Income / (Loss)	$(3,810,500.00)	$(3,441,059.00)	$(369,441.00)	11%
Interest Expense (i)	248,981.00	228,460.00	20,521.00	9%
Depreciation and Amortization (ii)	253,030.00	3,361.00	249,669.00	7428%
Fundraising expense (iii)	560,322.00	35,000.00	525,322.00	1501%
Capital Market and advisory fees (iiii)	-	566,299.00	(566,299.00)	-100%
Equity based compensation	41,698.00	-	41,698.00	-
Total Non-GAAP Adjustments	1,104,031.00	833,120.00	270,911.00	33%
Adjusted EBITDA	(2,706,469.00)	(2,607,939.00)	(98,530.00)	4%

(i)	Sidus Space incurred increased interest expense due to short-term note payable due in Q4 2024 and interest expense related to an asset based loan.
(ii)	Sidus Space incurred increased depreciation expense 2024 with launch and deployment of satellite fixed asset and related satellite software.
(iii)	Sidus Space incurred one-time legal and audit related fundraising expenses
(iiii)	Sidus Space incurred one-time stock issuance costs in 2023

Liquidity and Capital Resources

The following table provides selected financial data about us as of March 31, 2024, and December 31, 2023

	March 31,	December 31,
	2024	2023	Change	%
Current assets	$13,306,767	$9,202,310	$4,104,457	45%
Current liabilities	$8,211,414	$12,219,356	$(4,007,942)	(33%)
Working capital (deficiency)	$5,095,353	$(3,017,046)	$8,112,399	269%

We had an accumulated deficit of approximately $46.6 million and working capital of approximately $5.1 million as of March 31, 2024. As of March 31, 2024, we had approximately $6.2 million of cash.

As of March 31, 2024 the working capital surplus is due to funds raised through equity sales in relation to our February 2024 capital raise. As of December 31, 2023, the working capital deficiency is primarily due to our build out of our LizzieSat satellite in anticipation of our Q1 2024 launch.

Current assets increased by approximately $4.1 million to approximately $13.35 million as of March 31, 2024 from approximately $9.2 million as of December 31, 2023. The increase is primarily attributable to an increase in cash, slightly offset by decrease in accounts receivable and prepaids.

Current liabilities decreased by approximately $4.0 million to approximately $8.2 million as of March 31, 2024 from approximately $12.2 million as of December 31, 2023. The decrease was primarily attributable to a decrease in accounts payable and other current liabilities and our asset-based loan liability.

Cash Flow

	Three Months Ended
	March 31,
	2024	2023	Change	%
Cash used in operating activities	$(5,418,294)	$(3,488,006)	$1,930,288	55%
Cash used in investing activities	$(2,230,118)	$(1,147,409)	$1,082,709	94%
Cash provided by financing activities	$12,604,064	$5,158,893	$7,445,171	144%
Cash on hand	$6,171,759	$2,818,737	$3,353,022	119%

Cash Flow from Operating Activities

Three Months ended March 31, 2024 and 2023

For the three months ended March 31, 2024 and 2023, we did not generate positive cash flows from operating activities. For the three months ended March 31, 2024, net cash flows used in operating activities was approximately $5.4 million compared to approximately $3.5 million during the three months ended March 31, 2023.

Cash flows used in operating activities for the three months ended March 31, 2024 of approximately $5.4 million is comprised of a net loss of approximately $3.8 million, which was reduced by non-cash expenses of $79,198 for stock based compensation and $253,030 for depreciation, and an increase in net change in working capital of approximately $1.9 million.

Cash flows used in operating activities for the three months ended March 31, 2023 of approximately $3.5 million is comprised of a net loss of approximately $3.4 million, which was reduced by non-cash expenses of $566,229 for the issuance of warrants as compensation of underwriters services and $3,361 for depreciation, and an increase in net change in working capital of approximately $614,000.

Cash Flows from Investing Activities

During the three months ended March 31, 2024 and 2023, we purchased property and equipment in the amount of approximately $2.2 million and $1.15 million respectively.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, net cash provided in financing activities of approximately $12.6 million included a January 2024, capital raise of approximately $5.6 million and a February 2024, capital raise of approximately $7.9 million partially offset by repayment of an asset-based loan of approximately $990,000 net and repayment of notes payable of $150,000. During the three months ended March 31, 2023, net cash provided in financing activities of approximately $5.2 million included a January 2023 capital raise of approximately $4.6 million net proceeds and approximately $636,000 net proceeds from an asset-based loan agreement, partially offset by repayment of notes payable of approximately $92,000.

March 2024 Public Offering

On March 5, 2024, we completed an underwritten public offering of 1,321,000 shares of our Class A common stock at a public offering price of $6.00 per share, for which we received approximately $7.1million of net proceeds.

January 2024 Public Offering

On January 29, 2024, we completed a public offering of 1,181,800 shares of our Class A common stock at a public offering price of $4.50 per share, and Pre-Funded Warrants to purchase up to 69,900 shares of Class A common stock at a public offering price of $4.499 per Pre-Funded Warrant, for which we received approximately $5.0 million of net proceeds.

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

We believe our most critical accounting policies and estimates relate to the following:

●	Revenue Recognition

●	Inventory

●	Credit losses

●	Lease Accounting

●	Stock Option and Warrant Valuation

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

SIDUS SPACE, INC.

Date: May 20, 2024	By:	/s/ Carol Craig
Carol Craig
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

-35-