Form 10-Q
period 2024-06-30
Sidus Space Inc.
filed 2024-08-19
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of Class A and B common shares outstanding as of August 19, 2024 was 4,081,344 and 100,000, respectively.

SIDUS SPACE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash	$1,444,369	$1,216,107
Accounts receivable	621,313	1,175,077
Accounts receivable - related parties	264,802	67,447
Inventory	1,400,686	1,217,929
Contract asset	77,124	77,124
Contract asset - related party	46,000	43,173
Prepaid and other current assets	4,449,118	5,405,453
Total current assets	8,303,412	9,202,310

Property and equipment, net	12,800,850	9,570,214
Operating lease right-of-use assets	262,007	115,573
Intangible asset	398,135	398,135
Other assets	74,969	64,880
Total Assets	$21,839,373	$19,351,112

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$4,552,652	$6,697,562
Accounts payable and accrued interest - related party	887,402	677,039
Contract liability	77,124	77,124
Contract liability - related party	46,000	43,173
Asset-based loan liability	861,660	2,587,900
Notes payable	2,048,451	2,017,286
Operating lease liability	262,007	119,272
Total current liabilities	8,735,296	12,219,356

Operating lease liability - non-current	-	-
Total Liabilities	8,735,296	12,219,356

Commitments and contingencies

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding
Series A convertible preferred stock: 2,000 shares authorized; 0 and 372 shares issued and outstanding, respectively	-	-
Common stock: 210,000,000 authorized; $0.0001 par value
Class A common stock: 200,000,000 shares authorized; 4,081,344 and 983,173 shares issued and outstanding, respectively	409	98
Class B common stock: 10,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	63,879,410	49,918,441
Accumulated deficit	(50,775,752)	(42,786,793)
Total Stockholders’ Equity	13,104,077	7,131,756
Total Liabilities and Stockholders’ Equity	$21,839,373	$19,351,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$834,798	$1,175,616	$1,679,909	$3,090,340
Revenue - related parties	92,772	194,793	297,816	543,696
Total - revenue	927,570	1,370,409	1,977,725	3,634,036
Cost of revenue	1,768,671	862,632	2,734,762	2,230,460
Gross profit (loss)	(841,101)	507,777	(757,037)	1,403,576

Operating expenses
Selling, general and administrative expense	3,056,814	3,560,482	6,702,397	7,102,651
Total operating expenses	3,056,814	3,560,482	6,702,397	7,102,651

Net loss from operations	(3,897,915)	(3,052,705)	(7,459,434)	(5,699,075)

Other income (expense)
Other income	1,613	17,950	1,613	17,950
Interest expense	(186,175)	(187,667)	(339,701)	(375,194)
Interest income	12,313	-	12,313	-
Asset-based loan expense	(65,920)	(38,634)	(161,375)	(79,567)
Finance expense	-	(240,525)	-	(806,754)
Total other income (expense)	(238,169)	(448,876)	(487,150)	(1,243,565)

Loss before income taxes	(4,136,084)	(3,501,581)	(7,946,584)	(6,942,640)
Provision for income taxes	-	-	-	-
Net loss	$(4,136,084)	$(3,501,581)	$(7,946,584)	$(6,942,640)

Dividend on Series A preferred Stock	-	-	(42,375)	-
Net loss attributed to stockholders	(4,136,084)	(3,501,581)	(7,988,959)	(6,942,640)

Basic and diluted loss per common share	$(0.99)	$(6.85)	$(2.30)	$(17.15)
Basic and diluted weighted average number of common shares outstanding	4,181,344	511,315	3,450,577	404,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Six Months Ended June 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2023	983,173	$98	100,000	$10	$49,918,441	$(42,786,793)	$7,131,756

Class A common stock issued for conversion of Series A preferred stock and dividend	106,748	11	-	-	58,930	-	58,941
Class A common stock units issued	2,572,700	258	-	-	12,110,528	-	12,110,786
Class A common stock issued for exercise of warrants	418,724	42	-	-	1,631,483	-	1,631,525
Vested Board Compensation	-	-	-	-	37,500	-	37,500
Stock option expense	-	-	-	-	41,698	-	41,698
Common stock issue for reverse split adjustment	(1)	-	-	-	-	-	-
Dividend on Series A preferred Stock	-	-	-	-	-	(42,375)	(42,375)
Net loss	-	-	-	-	-	(3,810,500)	(3,810,500)
Balance - March 31, 2024	4,081,344	$409	100,000	$10	$63,798,580	$(46,639,668)	$17,159,331

Vested Board Compensation	-	-	-	-	36,484	-	36,484
Stock option expense	-	-	-	-	44,346	-	44,346
Net loss	-	-	-	-	-	(4,136,084)	(4,136,084)
Balance - June 30, 2024	4,081,344	$409	100,000	$10	$63,879,410	$(50,775,752)	$13,104,077

For the Three and Six Months Ended June 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	80,235	$8	100,000	$10	$32,131,041	$(28,255,846)	$3,875,213

Class A common stock units issued	172,500	17	-	-	4,615,448	-	4,615,465
Warrants issued for finance expense	-	-	-	-	566,229	-	566,229
Net loss	-	-	-	-	-	(3,441,059)	(3,441,059)
Balance - March 31, 2023	252,735	$25	100,000	$10	$37,312,718	$(31,696,905)	$5,615,848

Class A common stock units issued	123,599	12	-	-	10,170,471	-	10,170,483
Class A common stock issued for exercise of warrants	221,624	22	-	-	1,541	-	1,563
Warrants issued for finance expense	-	-	-	-	240,525	-	240,525
Debt forgiveness related party	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(3,501,581)	(3,501,581)
Balance - June 30, 2023	597,958	$59	100,000	$10	$47,725,255	$(35,198,486)	$12,526,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(7,946,584)	$(6,942,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	160,028	806,754
Depreciation and amortization	858,033	79,385
Changes in operating assets and liabilities:
Accounts receivable	553,764	156,130
Accounts receivable - related party	(197,355)	54,696
Inventory	(182,757)	(537,523)
Contract asset - related party	(2,827)	(15,956)
Prepaid expenses and other assets	946,246	(1,483,918)
Accounts payable and accrued liabilities	(1,968,107)	1,732,714
Accounts payable and accrued liabilities - related party	210,363	(465)
Contract liability - related party	2,827	15,956
Changes in operating lease assets and liabilities	(3,699)	(4,394)
Net Cash used in Operating Activities	(7,570,068)	(6,139,261)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,067,741)	(2,614,169)
Net Cash used in Investing Activities	(4,067,741)	(2,614,169)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	13,742,311	14,787,511
Proceeds from asset-based loan agreement	46,133	2,881,228
Repayment of asset-based loan agreement	(1,772,373)	(3,167,195)
Repayment of notes payable	(150,000)	(179,524)
Net Cash provided by Financing Activities	11,866,071	14,322,020

Net change in cash	228,262	5,568,590
Cash, beginning of period	1,216,107	2,295,259
Cash, end of period	$1,444,369	$7,863,849

Supplemental cash flow information
Cash paid for interest	$338,116	$155,365
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Class A common stock issued for conversion of Series A convertible preferred stock	$16,566	$-
Recognition of right-of-use asset and lease liability	$284,861	$135,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Note 2. Summary of Signification Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2023, contained in the Company’s Form 10-K filed on March 27, 2024.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. For the three and six months ended June 30, 2024, the Company has reclassified operating expenses to selling, general and administrative expenses.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at June 30, 2024 and December 31, 2023.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2024, was approximately $1.0 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

During the six months ended June 30, 2024 and 2023, the Company did not record any bad debt.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At June 30, 2024 and December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the six months ended June 30, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2024	2023
	(Shares)	(Shares)
Warrants	260,213	288,408

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

As of June 30, 2024 and December 31, 2023, Aurea’s assets and liabilities are as follows:

	June 30,	December 31,
	2024	2023
Assets
Cash	$57,697	$52,492
Prepaid and other current assets	10,801	13,164
	$68,498	$65,656

Liability
Accounts payable and other current liabilities	$72,695	$74,219

For the six months ended June 30, 2024 and 2023, Aurea’s net loss was $85,634 and $80,428 respectively.

Note 4. Prepaid expense and Other current assets

As of June 30, 2024 and December 31, 2023, prepaid expense and other current assets are as follows:

	June 30,	December 31,
	2024	2023
Prepaid insurance	$363,914	$699,310
Prepaid components	914,251	1,258,965
Prepaid satellite services & licenses	2,826,780	3,313,706
Prepaid software	111,579	91,258
Other current assets	232,594	42,214
	$4,449,118	$5,405,453

During the six months ended June 30, 2024 and 2023, the Company recorded interest expense of $6,950 and $13,292 related to financing of our prepaid insurance policies.

Note 5. Inventory

As of June 30, 2024 and December 31, 2023, inventory is as follows:

	June 30, 2024	December 31, 2023
Work in Process	$1,400,686	$1,217,929

Note 6. Property and Equipment

At June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Office equipment	$17,061	$17,061
Computer equipment	41,233	41,233
Vehicle	35,424	35,424
Software	858,721	482,127
Machinery	3,231,369	3,209,719
Leasehold improvements	397,536	397,536
R&D software	-	9,655
Satellite and related software	8,308,932	-
Construction in progress	4,001,050	8,609,902
	16,891,326	12,802,657
Accumulated depreciation	(4,090,476)	(3,232,443)
Property and equipment, net of accumulated depreciation	$12,800,850	$9,570,214

As of June 30, 2024 and December 31, 2023, construction in progress represents components to be used in the manufacturing of our satellites.

As of June 30, 2024, one satellite and satellite related software were moved out of construction in progress and reported as assets with related depreciation expense.

Depreciation expense of property and equipment for the six months ended June 30, 2024 and 2023 is $858,033 and $79,385 of which $767,482 and $91,022 are included as components of cost of revenue, respectively.

During the six months ended June 30, 2024 and 2023, the Company purchased assets of $4,088,669 and $2,301,350, respectively.

Note 7. Accounts payable and other current liabilities

At June 30, 2024 and December 31, 2023, accounts payable and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023

Accounts payable	$3,102,899	$4,716,964
Payroll liabilities	1,059,601	1,250,330
Credit card liability	24,019	93,826
Other payable	171,241	156,885
Dividend payable	-	16,566
Payable for purchase of property and equipment	20,928	-
Insurance payable	173,964	462,991
	$4,552,652	$6,697,562

Note 8. Asset-based loan

The Company is party to a recourse loan and security agreement with an unrelated lender dated November 30, 2022, whereby the lender will provide loans secured by certain accounts receivable for up to 90% of the face amount, which is paid to the Company in the form of a cash advance. The Company has a revolving line of credit for $3 million with a loan interest rate of 15.2% annum on outstanding balances. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the loan and security agreement, the Company must pay back any invoices that become uncollectable. As of June 30, 2024 and December 31, 2023, the asset-based loan was $861,660 and $2,587,900, respectively. For the six months ended June 30, 2024 and 2023, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $161,375 and $79,567, respectively.

Note 9. Contract assets and liabilities

At June 30, 2024 and December 31, 2023, contract assets and contract liabilities consisted of the following:

Contract assets	June 30, 2024	December 31, 2023

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset), excluding retainage	$-	$-
Retainage included in contract assets due to being conditional on something other than solely passage of time	77,124	77,124
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	46,000	43,173
Total contract assets	$123,124	$120,297

Contract liabilities	June 30, 2024	December 31, 2023

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	77,124	77,124
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – related party	46,000	43,173
Total contract liabilities	$123,124	$120,297

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

We have a new lease contract entered in June 2024 for our office facility and warehouse space that expires in May 2025. The monthly “Base Rent” is $11,876 and $12,767.

We recognized total lease expense, primarily related to our operating leases, on a straight-line basis in accordance with ASC 842.

As of June 30, 2024 and December 31, 2023, the Company recorded a refundable security deposit of $10,000 for its warehouse space and is included in other assets on the balance sheet.

The operating lease expense were as follows:

	Six months ended June 30,
	2024	2023
Operating lease cost	$188,741	$175,055

Supplemental balance sheet information related to operating leases was as follows:

	June 30,	December 31,
	2024	2023
Operating lease right-of-use assets at inception	$284,861	$1,276,515
Accumulated amortization	(22,854)	(1,160,942)
Total operating lease right-of-use assets	$262,007	$115,573

Right-of-use assets obtained in exchange for new operating lease liability	$284,861	$-

Operating lease liabilities - current	$262,007	$119,272
Operating lease liabilities - non-current	-	-
Total operating lease liabilities	$262,007	$119,272

Weighted-average remaining lease term — operating leases (year)	0.92	0.42
Weighted-average discount rate — operating leases	8.25%	4.73%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at June 30, 2024 were as follows:

Total
Year Ended December 31,
2024 - Remaining 6 months	$147,859
2025	123,216
Thereafter	-
271,075
Less: Imputed interest	(9,068)
Operating lease liabilities	262,007

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

During the six months ended June 30, 2024 and 2023, the Company recorded interest expense of $331,165 and $361,903, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures, and made payments of $150,000 and $179,524, respectively. As of June 30, 2024 and December 31, 2023, the Company recorded principal amount and accrued interest of $2,016,951 and $2,017,286 on the balance sheet, respectively. At maturity the Company will be required to pay approximately $2.1M representing the Decathlon Note and accrued but unpaid interest.

Note 12. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $297,816 and $543,696 for the six months ended June 30, 2024 and 2023 and accounts receivable of $264,802 and $67,447 and contract asset and contract liability of $46,000 and $43,173 as of June 30, 2024 and December 31, 2023, respectively, from contracts entered into by Craig Technical Consulting, Inc, a principal stockholder, and subcontracted to the Company for four customers.

Accounts Payable

As of June 30, 2024 and December 31, 2023, the Company owed $887,402 and $677,039 to Craig Technical Consulting, Inc. Advances are unsecured, due on demand and non-bearing-interest.

Cost of Revenue and Operating expense

For the six months ended June 30, 2024 and 2023, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $214,002 and $0, respectively.

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The agreement was amended, and the term of agreement was extended to November 30, 2024.

During the six months ended June 30, 2024 and 2023, the Company recorded professional services of $79,465 and $49,249, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party and a principal shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023, and $4,847 from February 1, 2023 to January 31, 2024. On February 1, 2024, the Company extended the month-to-month Sublease agreement. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the six months ended June 30, 2024 and 2023, the Company recorded $38,555 and $28,942 to lease expenses.

Note 13. Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $180,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $180,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the six months ended June 30, 2024 and 2023 the Company recorded payments of $60,000 in Other General and Administrative expenses.

Note 14. Stockholder’s Equity

Authorized Capital Stock

Effective July 3, 2023, the Company filed an Amended and Restated Certificate of Incorporation to amend its authorized capital stock to authorize the Company to issue 215,000,000 shares.

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

During the six months ended June 30, 2024, 372 shares of Series A convertible preferred stock and a related dividend of $27,374 were converted into 106,748 shares of Class A common stock.

The Company had 0 and 372 shares of Series A Convertible preferred stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

Class A Common Stock

The Company had 4,081,344 and 983,173 shares of Class A common stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

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

During the six months ended June 30, 2024, 372 shares of Series A convertible preferred stock and a related dividend of $58,941 were converted into 106,748 shares of Class A common stock.

During the six months ended June 30, 2024, 418,724 warrants were exercised into shares of Class A common stock. Gross proceeds from the exercise of the warrants was $1,631,524.

Class B Common Sock

The Company had 100,000 shares of Class B common stock issued and outstanding as of June 30, 2024 and December 31, 2023.

Warrants

During the period ended June 30, 2024, the Company issued 200 warrants exercisable for a period of five years at an exercise price per share of $100 to prior employee.

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

A summary of activity of the warrants during the six months ended June 30, 2024 as follows:

	Number of	Weighted average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2023	233,816	$13.22	4.73

Granted	69,900	4.50	5.00
Granted	200	100.00	5.00
Granted	62,585	5.63	5.00
Granted	66,050	7.50	5.00
Split – warrant granted in October 2023	316,286	3.90	-
Exercised	(488,624)	3.98	-

Outstanding, June 30, 2024	260,213	$8.94	4.40

Exercisable, June 30, 2024	131,578	$11.24	4.18

The intrinsic value of the warrants as of June 30, 2024 is $0.

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

Six months ended
June 30, 2024
Expected term	3.50 years
Expected average volatility	187%
Expected dividend yield	-
Risk-free interest rate	4.14%

During the six months ended June 30, 2024, the Company granted 25,000 options valued at $95,325. During the six months ended June 30, 2024, the Company recognized stock option expense of $86,044 and as of June 30, 2024 and December 31, 2023, $543,174 and $533,892 remains unamortized, respectively. The intrinsic value of the 64,752 options outstanding as of June 30, 2024, is $0.

A summary of activity of the stock options during the six months ended June 30, 2024, is as follows:

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2023	39,752	$16.42	4.33
Granted	25,000	$4.12	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2024	64,752	$11.67	4.33

Exercisable options, June 30, 2024	200	$100.00	4.32

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

Overview

Founded in 2012, we are a U.S based multi-faceted Space Infrastructure-as-a-Service company that designs, manufactures, owns and operates satellites and related space-based solutions that provide Earth observation, data and analytics to defense, intelligence, civil and commercial end users. We are dedicated to advancing the frontiers of space exploration, satellite deployment, and space-based data collection. Established with a vision for innovation and sustainability, Sidus Space specializes in developing cutting-edge solutions for the space ecosystem including satellite manufacturing, data collection and analytics, and advanced mission planning. Our mission is to support equitable access to space by revolutionizing satellite manufacturing and ensuring rapid delivery of spacecraft and space data for commercial and government customers.

In March of 2024, we achieved ‘first launch success’ when we launched and began operating the first of its kind 3D printed, artificial intelligence (AI) enhanced multi-mission satellite (“LizzieSat”) focused on critical missions across several applications for governmental agencies and commercial businesses. In addition to this platform, we have numerous flight-proven systems, platforms, devices and hardware that demonstrate our rich history of flight heritage. We believe our flight heritage contributed to the success of our first LizzieSat™ mission and is a differentiator in providing us competitive advantage.

We are leveraging skills, know-how and technological expertise derived from the design, assembly, launch and operation of our first satellite to make improvements to our additional satellites currently in production. The next group of satellites is of similar size and weight to our initial LizzieSat with expected enhancements that include integration of a processor capable of handling ten Terra Operations Per Second (TOPS); upgraded payload processor with Field Programmable Gate Array (FPGA) capable of handling payloads at high speed up to three Gb/s; five times more computing power and more speed with a 1.8 GHz dual core processor; and two times more memory storage.

Our products and services are offered through several business units: Space-as-a-Service, Space-Based Data Solutions, Artificial Intelligence/Machine Learning (AI/ML) Products and Services, Mission Planning and Management Operations, 3D Printing Products and Services, Satellite Manufacturing and Payload Integration, and Space and Defense Hardware Manufacturing. Our vertically integrated model is complementary across each line of business aiming to expand existing and unlock new potential revenue generating opportunities.

Products and Services

●	Space-as-a-Service capabilities: We replace traditional, product-centric Space business models and transforms them into “-as-a-Service” models. For our customers, their capital expenditures are drastically reduced as the majority of the design, development, and manufacturing are no longer necessary. These resources can be redirected towards operations and operating margins are higher as a result, due to a more efficient approach to providing the service and taking advantage of lessons learned and economies of scale.

●	Satellite-as-a-Service (SataaS): We offer integration of a customer payload or technology and handle the remaining services required including bus development, launch, and ongoing mission operations, and provide data validation for success criteria. We consider the continued operation of payloads as Constellation-as-a-Service.

●	Space Platform-as-a-Service (SPaaS): We provide the ability for customers to build applications as a layer on our space platform. These services allow software application developers to use our network of sensors, software-defined radio and high-performance computer for their business cases. We offer the ability to run a customer’s AI/ML software models on earth observation satellites without the customer having to launch their own hardware. We consider extended operations of SPaaS as Space Based Data Solutions.

●	Constellation-as-a-Service (CaaS): We offer satellites as a platform on which customer sensors and instruments can be flown as a service to collect data from a specific geographic location to provide data to the customer on a monthly subscription basis. Our Constellation-as-a-Service model shares our satellite and constellation with multiple customers and therefore offers CaaS customers more sensor data and capacity for a fraction of traditional EO satellite costs. It also allows for rapid program activation and increased resiliency for mission failures. CaaS combines SataaS with SBDaaS for a multi-mode revenue.

●	Space Based Data Solutions (SBDaaS): We offer several space-based platform missions depending on needs, budget, and timeframe. Our performance based LizzieSat constellation provides data and results for commercial and government demands of our interconnected, cloud-based, and data-driven world predicated on specific sensors and technologies requested. Integrated AI provides fast pattern recognition with AI edge processing for identifying emerging issues and anomalies related to the data collection. Our LizzieSat design allows for simultaneous on-orbit data collection from multiple sensors with the flexibility to integrate new technologies during the production cycle.

●	AI/ML Products and Services: We offer both software and hardware AI solutions for space. Our FeatherEdge solution, a compact data processing unit tailored for AI applications in orbit, redefines space efficiency. Its small size and low power design ensure seamless compatibility with diverse satellite platforms. By processing onboard sensor data directly and transmitting only crucial information, FeatherEdge reduces downlink costs and significantly bolsters response times for critical events in orbit. Additionally, it combines cutting-edge computing prowess with space grade reliability, delivering a complete AI payload in tandem with FeatherEdge software for unparalleled on-orbit edge computing capabilities. Our AI/ML products are integrated into each Sidus Space satellite but also available for integration into customer satellites.

●	Enhance image processing capabilities for detailed Earth Observation (EO)

●	Enable Satellites to operate autonomously, streamlining mission tasks

●	Facilitate cloud-based data processing for space applications

●	Contribute to enhanced space surveillance and awareness

●	Store and compress data on-orbit efficiently

●	Improve radar capabilities for high-resolution imaging in space

●	Mission Planning and Management Operations: We provide 24/7/365 real-time routine and non-real-time mission operations for satellites and payload missions. This service supports end-to-end mission operations for small and medium-sized satellite operators, including satellite monitoring, control, and data management. We provide innovative mission operations solutions tailored to meet mission critical requirements including planning and validation, software suite operations and mission execution.

●	24/7/365 Operations for Low Earth Orbit (LEO) Missions

●	Amazon Web Services cloud-based servers for data transfer and archival

●	Backup control center) capability

●	In-house designed C2 routing, encryption, and customer API integration

●	Multiple ground station providers available for use to meet customer needs

●	Physical and cyber security to ensure satellite and onboard payloads are protected

3D Printing Products and Services: Recently unveiled, our multi-material 3D printing services and printers enable the fabrication of a complex satellite bus with unprecedented precision, efficiency and modularity. This technology revolutionizes the manufacturing process, reducing production costs and lead times while reducing the weight of the satellite bus. Use of this material has been used on-orbit and carries a TRL-9 rating for space application. Technology Readiness Levels (TRLs) are used to assess the maturity of a technology. TRL-9 describes the maturity of a technology that has been proven to work during a flight mission in space.

●	Mission Driven Satellite Solutions: We design and manufacture microsatellites, leveraging advanced in-house and outsourced technologies. Our satellites are designed to provide improved and highly effective payload capacity and mission flexibility, offering cost-effective and reliable satellite options for customers. We also provide services including compliance assessment with government regulations, insurance, licensing, launch integration and space data delivery.

●	Space and Defense Hardware Manufacturing: We blend the expertise of skilled engineers, expert technicians, and state-of-the-art equipment to enhance precision machining, fabrication, and assembly requirements. From crafting prototypes and managing low-rate initial production to executing high-volume Swiss screw machining, we have over a decade of proven space flight heritage and space qualification experience in design, development, test and certification of space hardware, software, and manufacturing. We are experienced in mechanical and electrical flight hardware for satellites, the International Space Station, and other space assets.

●	Precision Machining

●	Assembly and Test

●	Program Management including supply chain management

We have an approximately 10,000 square-foot reconfigurable avionics lab that produces a wide range of space system flight and ground cables, medical and mission critical wire harnesses, military harness assemblies, electronic chassis, and electro-mechanical assemblies. Our manufacturing business operates within a 35,000 square foot facility in Cape Canaveral Florida and is adjacent to our cleanroom. We hold an AS9100 Aerospace certification, and we are International Traffic In Arms Regulations compliant thereby positioning us, in combination with our existing tooling and capability, to address unique high-precision manufacturing requirements.

We have supported several major government and commercial space programs that include NASA’s Artemis / SLS, Collins Aerospace Spacesuits, Sierra Space’s Dream Chaser, Airbus’ OneWeb Satellites and the International Space Station.

As of June 2024, key achievements and successes include:

●	launched the first of several planned hybrid additive in-house manufactured (3D printed) satellites (“LizzieSats”) engineered to have the capacity and adaptability to simultaneously host payloads for Sidus driven data-as-a-service purpose and/or offer ‘ride-share’ opportunities for technology customers to deliver data to their end users;

●	established on-orbit data operations by completing the commissioning phase and activating payloads, the Sidus team has already achieved several primary mission objectives and continues to work through the remaining tasks in a deliberate and systematic approach. Many competitors launch a prototype satellite for the first launch, but Lizzie-Sat 1 is a functional satellite with both customer and Sidus-owned technology onboard;

●	signed a multi-year and multi-launch agreement with Space-X thereby offering customers by extension a reliable, cost-effective launch service with a steady cadence of launches;

●	currently in the advanced stages of assembling and testing our next generation of commercial LizzieSat satellites with launches expected later this year and early next year.

●	integrated Edge Artificial Intelligence (AI) software into LizzieSat-1satellite and demonstrated successful operations to offer on-orbit tailored solutions to customers enabling geospatial data to be processed more effectively;

●	established a fully operational mission control center to manage satellite operations, orchestrate collection management tasks and satisfy data distribution requests for our own constellations and others.;

●	achieved flight heritage, which is the history of successful operation of a particular component, subsystem, or system in a space environment, for our FeatherEdge edge computing hardware and software solutions;

●	expanded our capabilities and opportunities related to geospatial intelligence following the National Geospatial-Intelligence Agency’s (NGA) award to provide research and development services to NGA’s Research and Development directorate as a subcontractor to Solis Science;

●	expanded our capabilities related to Lunar following award of the NASA Lunar Terrain Vehicle Services Contract as a member of the Intuitive Machines-led Moon Reusable Autonomous Crewed Exploration Rover team.

We plan to be a global provider of space-based data and insights by collecting data from space with no equivalent terrestrial alternatives. We plan to initially focus on creating offerings in earth-based observations and Space situational awareness. These decisions are reinforced by the growing and large addressable markets they represent.

Our LizzieSat satellite platform has been designed to address these shortcomings by allowing for differentiated data collection when compared to industry alternatives. We plan to lead the next generation of earth and space data collection by:

●	Collecting on-orbit coincident data: LizzieSat is capable of hosting multiple-sensors on the same satellite to collect varying data types at the same time and with the same collection geometry. On-orbit coincident collection benefits users by decreasing false positives with complementary datasets that reinforce one another

●	Analyzing data on the satellite on-orbit: In order to maximize value and speed in data processing, we invested resources into Artificial Intelligence (AI) and Machine Learning (ML) on-board the satellite through hardware and software development. Our plans include integrating radiation hardened AI/ML capabilities alongside our on-orbit coincident data collection

●	Reducing data size: By processing data at the edge on-board LizzieSat, we reduce the file size by transmitting only the processed solution, not the entire raw dataset. This enables us to move data from low-earth orbit to higher orbit data relay services (such as Iridium) for a lower-cost and more continual data transmission option to our customers.

The net value of data collected from our planned LizzieSat constellation is expected to allow organizations to make better decisions with higher confidence, and increased accuracy and speed. We expect to enrich this processed data with customizable analytics users control for their own-use case, and in turn provide data as a subscription across industries to organizations so they are able to improve decision-making and mitigate risk.

We support a broad range of international and domestic governments and commercial companies including the Netherlands Organization, U.S. Department of State, the U.S. Department of Defense, NASA, Collins Aerospace, Lockheed Martin, Teledyne Marine, Bechtel, OneWeb Satellites, Parsons Corporation, and L3Harris in areas that include launch vehicles, satellite hardware, and autonomous underwater vehicles. Planned services that benefit current and future customers include delivering space-based data that can provide critical insight for agriculture, commodities tracking, disaster assessment, illegal trafficking monitoring, energy, mining, oil and gas, fire monitoring, classification of vegetation, soil moisture, carbon mass, Maritime AIS, Aviation ADS, and weather monitoring; providing the ability for customers to demonstrate that a technology (hardware or software) performs successfully in the harsh environment of space and delivering space services. We plan to own and operate one of the industry’s leading U.S. based low earth orbi small satellite (“smallsat” or “smallsats”) constellations focused on earth observation and remote sensing. Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase our international and domestic partnerships and to expand our co-incident data analytics offerings in order to increase the value we deliver to our customers. Our two operating assets—our satellite constellation and hardware manufacturing capability—are mutually reinforcing and are a result of years of heritage and innovation.

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

Expanding Commercial Satellite Operations

Our goal is to help customers understand how space-based data can be impactful to day-to-day business. Our strategy includes increasing the demand downstream by starting out as end user focused. While others are focused on a data verticalization strategy specializing on key sectors or a problem set, we believe that flexibility in production, low-cost bespoke design and ‘Bringing Space Down to Earth’ for consumers will provide a scalable model for growth. In Q1 2024, we successfully launched and began operations with our LizzieSat multi-mission satellite.

In Q2 2024, we announced the successful on-orbit activation of the FeatherEdge AI platform which enables us to deliver near real-time intelligence derived from earth observation data. Further expanding the capabilities of our constellation, we implemented the SatLab A/S second-generation automated identification system (AIS) technology into the LizzieSat satellite constellation. AIS technology uses sophisticated systems on board marine vessels to identify and track ships to prevent collisions and protect life at sea. The integration of this technology, combined with data from optical sensors on board LizzieSat enables unique vessel tracking and monitoring solutions while providing valuable information about ship movements in real time.

We have previously been approved for our X-band and S-band radio frequencies licensing through a published filing by the ITU on April 6, 2021. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, which is a Variable interest entity to us. The ITU filing contains approved spectrum use for multiple X-Band and S-Band frequencies and seven different orbital planes, including 45 degrees. In August 2023, the FCC granted Sidus a LizzieSat launch and operating license for launch and deploy on a SpaceX Falcon 9 mission called Transporter 10 to include approval for orbital operations utilizing the previously approved ITU S-band and X-band frequencies and ground station coverage. We have also filed an FCC Part 25 license request for the LizzieSat satellite constellation missions two through five. The FCC Part 25 license request has completed the mandatory review period and is pending approval. The National Oceanic and Atmospheric Administration (NOAA), an agency of the U.S. Department of Commerce, granted a Tier 1 license authorizing Sidus to operate LizzieSat1-3, a private remote-sensing space system comprised of three satellites (LizzieSat#1 through LizzieSat #3 or LS-1 through LS-3) in 2024. The imagery from Near-infrared and Short-wave infrared imagers will be integrated into our FeatherBox AI onboard processor and combined with AIS data to detect marine traffic migration and illegal fishing activities, detect methane emissions and detect vegetative stress in various agricultural areas. Any delays in commencing our commercial launch operations, including delays or cost overruns in obtaining NOAA licenses or other regulatory approvals for future operations or frequency requirements, could adversely impact our results and growth plans.

The exact timing of launches is contingent on several factors, including satisfactory and timely completion of assembly, integrating and testing of the satellites, regulatory approvals, confirmation of the launch slot timing by the launch provider, logistics, weather conditions, and other factors, many of which are beyond our control.

Growing and expanding our experienced space hardware operations

We are seeking to grow our space and defense hardware operations, with a goal of expanding from one shift to two and a half shifts with an increased customer base in the future. With current customers in the space, marine, and defense industries, our contract revenue is growing, and we are in active discussions with numerous potential customers, including government agencies, large defense contractors and private companies, to add to our contracted revenue. In the past decade, we have fabricated ground and flight products for the NASA SLS Rocket and Mobile Launcher as well as other commercial space and satellite companies. We have supported customers such as Boeing, Lockheed Martin, Northrop Grumman, Dynetics/Leidos, Blue Origin, United Launch Alliance, Collins Aerospace, L3Harris, OneWeb and Space Systems Loral/Maxar. We have manufactured various products including fluid, hydraulic and pneumatic systems, electrical control systems, cable harnesses, hardware lifting frames, umbilical plates, purge and hazardous gas disconnects, frangible bolts, reef cutters, wave guides, customized platforms, and other precision machined and electrical component parts for all types of rockets, ground, flight and satellite systems.

Our Vertically Integrated Space Infrastructure

We are designing, developing, manufacturing, and operating a constellation of proprietary smallsats. These satellites are designed for multiple missions and customers and form the foundation of our satellite platform. Weighing approximately 100 kilograms each, these hybrid 3D printed, modular satellites are being designed to be more functional than cubesats and nanosatellites and less expensive to manufacture than the larger satellites in the 200-600kg range. In addition to our own satellites, we are expecting to design and manufacture customized satellites for LEO and lunar applications for customers that include government and commercial entities.

Our cost-efficient smallsats are being designed from the ground-up to optimize performance per unit cost. Our model is a movement from highly bespoke, costly satellite manufacturing techniques to standardized bus with bespoke integration of customer needs at lower costs. We are able to integrate technologies and deliver data on demand at lower costs than legacy providers due to our vertical integration, use of customer off the shelf (COTS) proven systems, cost-efficiencies, capital efficient constellation design, and adaptable pricing models.

We design and manufacture our satellites at our Cape Canaveral facility. Our current configuration and facility is designed to manufacture 5-10 satellites a month. Our vertical integration enables us to control our satellites through the entire design, manufacturing, and operation process. Our years of experience manufacturing space hardware means we are able to leverage our manufacturing expertise and commercial best practices for satellite production. Additionally, leveraging both in-house and partner-provided subsystem components and in-house design and integration services, as well as operational support of satellites on orbit, to provide turn-key delivery of entire constellations offer “concept to constellation” in months instead of years. Specifically, our offerings are expected to encompass all aspects of hosted satellite and constellation services, including hosting customer payloads onto our satellites, and delivering data and constellation services to customers from our space platform. These services are expected to allow customers to focus on developing innovative payloads rather than having to design or develop complete satellite buses or satellites or constellations, which we will provide, along with ancillary services that are likely to include telemetry, tracking and control, communications, processing, as well as software development and maintenance. Our patented space-related technologies include a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on earth, the moon, Mars, some asteroids, and other terrestrial planets and moons. We continue to patent our products including our satellites, external platforms and other innovations.

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

Lowering Manufacturing Cost and Schedule

We are developing a manufacturing model that provides rapid response to customer requirements including integration of customers technologies and space-based data delivery. Our planned satellites are being designed to integrate COTS subsystems that are space-proven, can be rapidly integrated into the satellite and replaced rapidly when customer needs change or evolve. Our vertically integrated manufacturing processes give us the flexibility to make changes during the production cycle without impacting launch or costs.

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

Results of Operations

Comparison of quarter ended June 30, 2024 to quarter ended June 30, 2023

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	June 30,
	2024	2023	Change	%
Revenue	$927,570	$1,370,409	$(442,839)	(32)%
Cost of revenue	1,768,671	862,632	906,039	105%
Gross Profit (Loss)	(841,101)	507,777	(1,348,878)	(266)%
Gross Profit (Loss) Percentage	(91)%	37%

Selling, General & Administrative Expense	3,056,814	3,560,482	(503,668)	(14)%
Other income (expenses)	(238,169)	(448,876)	210,707	n/a
Net loss	$(4,136,084)	$(3,501,581)	$(634,503)	18%

Revenue

Non-related party revenue decreased 29% for the 3 months ended June 30, 2024 to approximately $835,000 as compared to approximately $1.2 million for the 3 months ended June 30, 2023 and was primarily driven by timing of fixed price milestone contracts and fewer satellite related revenue contracts than prior year. Revenue from related parties decreased by 52% to approximately $93,000 for the three months ended June 30, 2024 from approximately $195,000 for the three months ended June 30, 2023. This was driven by the timing of fixed price milestone contracts and fewer contracts our related party entered into with its customers, requiring less outsourcing of its work to us.

Cost of Revenue

The increase in cost of revenue of 105% for the three months ended June 30, 2024 to approximately $1.77 million as compared to approximately $863,000 for the three months ended June 30, 2023, included approximately $46,000 and approximately $90,000, respectively, of related party costs of revenue. The overall increase in cost of revenue was driven by mix of contracts and lower sales of our higher margin satellite related business. As a manufacturing entity, materials and other direct costs are a percentage of revenue. The percent change in the cost of revenue was higher than the percent decrease in revenue due to mix of contracts, supply chain impacts, and increased depreciation expense related to our satellite side of the business.

Gross Profit (Loss)

The decrease in our gross profit of approximately $1.3 million to a gross loss of approximately $841,000 for the three months ended June 30, 2024 as compared to a gross profit of approximately $508,000 for the three months ended June 30, 2023 is primarily attributable to mix of contracts, lower sales and increased depreciation expense related to our satellite side of the business, and higher supply chain related costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses of approximately $3.1 million were down approximately $500,000 when compared with approximately $3.6 million for the same period in 2023, and was primarily due to the following:

●	A decrease of approximately $255,000 in payroll and related expenses primarily as a result of labor hours directly related to building the satellite fixed asset were reclassed from selling, general and administrative expense to fixed asset.

●	A decrease of approximately $180,000 in professional fees expense primarily as a result of reduction in use of outside legal firms and increased use of internal resources.

●	A decrease of approximately $105,000 in D&O insurance expense to approximately $143,000 compared to $248,000 in 2023, due to a reduction in insurance rates.

●	A decrease of approximately $95,000 in marketing and investor relations expense as a result of reduction in use of outside agencies and increased use of internal resources.

These decreases were partially offset by the following increases:

●	An increase of approximately $75,000 related primarily to Board related cash and stock compensation as we continue to expand and build our Board of Directors.

●	An increase of approximately $24,000 in monthly software-related costs driven by the growth and needs of our business and internal systems.

●	An increase in Mission Operations Support expense of approximately $20,000 to approximately $63,000 compared to approximately $40,000 in 2023, related to ground support required for tracking and communicating with first satellite.

Total other income (expenses)

Other income and (expenses) showed a decrease of other expenses of $210,707 to $238,169 compared to $448,876 in 2023 primarily due to a change in accounting treatment of financing related costs included in other expense in 2023 to being included in the costs required to raise capital which are included in additional paid in capital on the balance sheet.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

	Six Months Ended
	June 30,
	2024	2023	Change	%
Revenue	$1,977,725	$3,634,036	$(1,656,311)	(46)%
Cost of revenue	2,734,762	2,230,460	504,302	23%
Gross Profit (Loss)	(757,037)	1,403,576	(2,160,613)	(154)%
Gross Profit Percentage	(38)%	39%

Selling, General & Administrative expense	6,702,397	7,102,651	(400,254)	(6)%
Other income (expenses)	(487,150)	(1,243,565)	756,415	(61)%
Net loss	$(7,946,584)	$(6,942,640)	$(1,003,944)	14%

Revenue

Total revenue for the six months ended June 30, 2024 decreased approximately $1.66 million versus total revenue for the six months ended June 30, 2023. Primarily a result of a change in the mix of contracts. Manufacturing non-related party revenue decreased 46% for the six months ended June 30, 2024 to approximately $1.7 million as compared to approximately $3.1 million for the six months ended June 30, 2023 and was primarily driven by the timing of fixed price milestone contracts and lower satellite related revenue. Manufacturing revenue from related parties decreased approximately 45% to approximately $298,000 for the six months ended June 30, 2024 from approximately $544,000 for the six months ended June 30, 2023 and was driven by timing of fixed price milestone contracts our related party entered into and outsourcing less of its work to us.

Cost of Revenue

The increased 23% in cost of revenue for the six months ended June 30, 2024 to approximately $2.7 million as compared to approximately $2.2 million for the six months ended June 30, 2023 was primarily driven by mix of contracts and a decrease in our higher margin satellite related business as well as continued increased supply chain related costs in the manufacturing side of our business. Cost of revenue from related parties for the 6 months ended June 30, 2024 versus prior year, included approximately $214,000 and approximately $387,000, respectively.

Gross Profit (Loss)

The decrease in our gross profit of approximately $2.16 million to a gross loss of approximately $757,000 for the six months ended June 30, 2024 as compared to a gross profit of approximately $1.4 million for the six months ended June 30, 2023 is primarily attributable to mix of contracts, lower sales from our satellite related business and higher supply chain related costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses of approximately $6.7 million were down approximately $400,000 when compared with approximately $7.1 million for the same period in 2023, and was primarily due to the following:

●	A decrease of approximately $467,000 in payroll and related expenses primarily as a result of labor hours directly related to building the satellite fixed asset were reclassed from selling, general and administrative expense to fixed asset.

●	A decrease of approximately $250,000 in marketing and investor relations expense as a result of reduction in use of outside agencies and increased use of internal resources.

●	A decrease of approximately $217,000 in professional fees expense primarily as a result of reduction in use of outside legal firms and increased use of internal resources.

●	A decrease of approximately $211,000 in D&O insurance expense to approximately $285,000 compared to $498,000 in 2023, due to a reduction in insurance rates.

These decreases were partially offset by the following increases:

●	An increase in Mission Operations Support expense of approximately $305,000 to approximately $345,000 compared to approximately $40,000 in 2023, related to ground support required for tracking and communicating with first satellite. An increase of approximately $164,000 related primarily to Board related cash and stock compensation as we continue to expand and build our Board of Directors.

●	An increase of approximately $246,000 in fundraising related costs driven by the growth and needs of our business and internal systems.

●	An increase of approximately $164,000 related primarily to Board related cash and stock compensation as we continue to expand and build our Board of Directors.

Total other income (expenses)

Other income and (expenses) showed a decrease of other expenses of $756,415 to $487,150 compared to $1,243,565 in 2023 primarily due to a change in accounting treatment of financing related costs included in other expense in 2023 to being included in the costs required to raise capital which are included in additional paid in capital on the balance sheet.

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

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	Change	%
Net Income / (Loss)	$(4,136,084)	$(3,501,581)	$(634,503)	18%
Interest Expense (i)	249,174	228,244	20,930	9%
Depreciation and Amortization (ii)	605,003	76,025	528,978	696%
Fundraising expense (iii)	-	139,000	(139,000)	(100)%
Warrant costs underwriter (iv)	-	240,525	(240,525)	(100)%
Severance Costs	17,231	-	17,231	-
Equity based compensation	80,829	-	80,829	-
Total Non-GAAP Adjustments	952,237	683,794	268,443	39%
Adjusted EBITDA	(3,183,847)	(2,817,788)	(366,059)	13%

(i)	Sidus Space incurred increased interest expense due to short-term note payable due in Q4 2024 and interest expense related to an asset-based loan.
(ii)	Sidus Space incurred increased depreciation expense 2024 with launch and deployment of satellite fixed asset and related satellite software, as well as new ERP software capitalization.
(iii)	Sidus Space incurred decreased Fundraising expense due to no fundraising activities in Q2 2024.
(iv)	Sidus Space incurred one-time costs related to underwriter warrants during 2023

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	Change	%
Net Income / (Loss)	$(7,946,584)	$(6,942,640)	$(1,003,944)	14%
Interest Expense (i)	497,707	457,915	39,792	9%
Depreciation and Amortization (ii)	858,033	79,385	778,648	981%
Fundraising expense (iii)	560,322	174,000	386,322	222%
Warrant costs underwriter (iv)	-	806,754	(806,754)	(100)%
Severance Costs	7,509	-	7,509	-
Equity based compensation	160,027	-	160,027	-
Total Non-GAAP Adjustments	2,083,598	1,518,054	565,544	37%
Adjusted EBITDA	(5,862,986)	(5,424,586)	(438,400)	8%

(i)	Sidus Space incurred increased interest expense due to short-term note payable due in Q4 2024 and interest expense related to an asset-based loan.
(ii)	Sidus Space incurred increased depreciation expense 2024 with launch and deployment of satellite fixed asset and related satellite software, as well as new ERP software capitalization.
(iii)	Sidus Space incurred internal Fundraising expense related to multiple capital raises in 2024 & 2023
(iv)	Sidus Space incurred one-time costs related to underwriter warrants during 2023

Liquidity and Capital Resources

The following table provides selected financial data about us as of June 30, 2024, and December 31, 2023.

	June 30,	December 31,
	2024	2023	Change	%
Current assets	$8,303,412	$9,202,310	$(898,898)	(10)%
Current liabilities	$8,735,296	$12,219,356	$(3,484,060)	(29)%
Working capital (deficiency)	$(431,884)	$(3,017,046)	$2,585,162	(86)%

We had an accumulated deficit of approximately $50.8 million and working capital deficiency of approximately $432,000 as of June 30, 2024. As of June 30, 2024, we had approximately $1.4 million of cash as compared with approximately $1.2 million as of December 31,2023.

As of June 30, 2024 the working capital deficiency is primarily due to our build out of our LizzieSat satellites in anticipation of additional upcoming launches. As of December 31, 2023, the working capital deficiency is primarily due to our build out of our LizzieSat satellite launched in Q1 2024.

Current assets decreased 10% or by approximately $900,000 to approximately $8.3 million as of June 30, 2024 from approximately $9.2 million as of December 31, 2023. The decrease is primarily attributable to a decrease in prepaids and accounts receivable, slightly offset by an increase in cash and inventory.

Current liabilities decreased by approximately $3.5 million or 29% to approximately $8.7 million as of June 30, 2024 from approximately $12.2 million December 31,2023. The decrease was primarily attributable to a decrease in accounts payable and other current liabilities and our asset-based loan liability.

Cash Flow

	Six Months Ended
	June 30,
	2024	2023	Change	%
Cash used in operating activities	$(7,570,068)	$(6,139,261)	$(1,430,807)	23%
Cash used in investing activities	$(4,067,741)	$(2,614,169)	$(1,453,572)	56%
Cash provided by financing activities	$11,866,071	$14,322,020	$(2,455,949)	(17)%
Cash on hand	$1,444,369	$7,863,849	$(6,419,480)	(82)%

Cash Flow from Operating Activities

Six Months ended June 30, 2024 and 2023

For the six months ended June 30, 2024 and 2023, we did not generate positive cash flows from operating activities. For the six months ended June 30, 2024, net cash flows used in operating activities was approximately $7.6 million compared to approximately $6.1 million during the six months ended June 30, 2023.

Cash flows used in operating activities for the six months ended June 30, 2024 of approximately $7.6 million is comprised of a net loss of approximately $7.9 million, which was reduced by non-cash expenses of $160,028 for stock-based compensation and $858,033 for depreciation, and an increase in net change in working capital of approximately $642,000.

Cash flows used in operating activities for the six months ended June 30, 2023 of approximately $6.1 million is comprised of a net loss of approximately $6.9 million, which was reduced by non-cash expenses of $806,754 for the issuance of warrants as compensation of underwriters services and $79,385 for depreciation, and an increase in net change in working capital of approximately $83,000.

Cash Flows from Investing Activities

During the six months ended June 30, 2024 and 2023, we purchased property and equipment in the amount of approximately $4.1 million and $2.6 million respectively, primarily related to purchasing satellite related components and software.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, net cash provided in financing activities of approximately $11.9 million included a January 2024, capital raise of approximately $5.6 million and a February 2024, capital raise of approximately $7.9 million partially offset by repayment of an asset-based loan of approximately $1.7 million net and repayment of notes payable of $150,000.

During the six months ended June 30, 2023, net cash provided in financing activities of approximately $14.3 million included our January and April 2023 capital raises of approximately $14.8 million net proceeds, partially offset by approximately $286,000 net repayment of an asset-based loan agreement and repayment of notes payable of approximately $180,000.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDUS SPACE, INC.

Date: August 19, 2024	By:	/s/ Carol Craig
Carol Craig
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

-39-