Form 10-K/A
period 2023-12-31
Sidus Space Inc.
filed 2024-10-11
CIK 1879726

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

Number of Class A common shares and Class B common shares outstanding as of October 11, 2024 was 4,081,344 and 100,000, respectively.

Documents Incorporated by Reference: None.

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Sidus Space, Inc. (the “Company”) for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2024 (the “Original Report” and together with this Amendment No. 1, this “Report”), is to amend Item 8, Part II of the Original Report to replace the Report of Independent Registered Public Accounting Firm issued by BF Borgers CPA PC , which relates to the consolidated financial statements of the Company for the years ended December 31, 2022 and 2023 (the “2022 and 2023 Financial Statements”) with the Report of Independent Registered Public Accounting Firm issued by Fruci & Associates II, PLLC (FnAll PCOAB ID 5525) (“Fruci”), which relates to the 2022 and 2023 Financial Statements. The Company engaged Fruci to audit the 2022 and 2023 Financial Statements which had previously been audited by Borgers because of a cease and desist order imposed on Borgers by the Securities and Exchange Commission. No changes to the 2022 and 2023 Financial Statements resulted from the Fruci audit except that the Report of Independent Registered Public Accounting Firm issued by Fruci includes a going concern opinion and a Going Concern paragraph has been added to Note 2 -Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Except as described above and the inclusion of Exhibits 31.1, 31.2, 32.1 and 32.1, this Amendment No. 1 to the Original Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect information or events subsequent to the filing thereof.

The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amended 10-K.

2

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIDUS SPACE, INC.

3

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sidus Space, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sidus Space, Inc. (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has continued significant net losses and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Refer to Note 2 to the financial statements

Description of the Critical Audit Matter

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers various mission critical hardware manufacturing and engineering services, along with satellite production and other orbital support programs.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together.

●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following, among others:

●	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.

●	We selected a sample of customer agreements and performed the following procedures:

–	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.

–	Tested management’s identification and treatment of contract terms.

–	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

October 11, 2024

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

Note 2. Summary of Significant Accounting Policies

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

Going Concern

For the year ended December 31, 2023 the Company had a net loss of $ 14.3 million. For the year ended December 31, 2022, the Company had negative cash flow from operating activities of $12.1 million. The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financing which it may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances or collaboration agreements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its projects and services which could adversely affect its future business prospects and its ability to continue as a going concern. While there are indicators of substantial doubt, the Company believes that its current available cash on hand plus additional sources of funding, including current customer contracts as well as the Company’s ability to raise additional capital through the Company’s issuance of Class A common stock as evidenced by its public offerings in 2024 and we believe the Company will be sufficiently funded to meet its planned expenditures and to meet the Company’s obligations for at least the one-year period following its consolidated financial statement issuance date.

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

Accounts Receivable

Accounts receivable are stated at the amount of consideration from customers of which the Company has an unconditional right to receive plus any accrued and unpaid interest. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company sells certain accounts receivable with recourse in order to accelerate the receipt of cash. Bechtel and L3 make up approximately 58% and 11% of the total respectively in FY23 and Bechtel, Teledyne and Mission Helios make up approx. 49%, 18%, and 11% in FY22.

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

During the years ended December 31, 2023 and 2022, the Company recorded bad debt of $17,871 and $22,500, respectively. The Company’s allowance for doubtful accounts balance at December 31, 2023 was $25,370 and $22,500 at December 31,2022.

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

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the years ended December 31, 2023 and 2022 the Company recorded payments of $120,000 in Other General and Administrative expenses. These are eliminated upon consolidation.

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

Note 17. Subsequent Events

Subsequent to December 31, 2023, 372 shares of Series A Convertible Preferred Stock and dividend payable of $27,374 were converted into 106,748 shares of Class A common stock.

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 24, 2021 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 16, 2021 (incorporated by reference to Exhibit 3.3 to Form 10-K filed with the SEC on April 5, 2022)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Form 10-K filed with the SEC on April 5, 2022)
3.5	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 13, 2023)
3.6	Amendment No. 2 to Amended and Restated Bylaws of Sidus Space, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 13, 2023
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed with the SEC on April 5, 2022)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Form S-1 filed with the SEC on March 27, 2023).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on October 13, 2023).
10.1	Sidus Space, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-K filed with the SEC on April 5, 2022)

4

10.2	Revenue Loan and Security Agreement dated December 1, 2021 by and among Sidus Space, Inc., Carol Craig and Decathlon Alpha IV, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.3	Loan Assignment and Assumption Agreement dated December 1, 2021 by and between Decathlon Alpha IV, L.P., Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.4	Loan Agreement dated May 1, 2021 by and between Sidus Space, Inc. and Craig Technical Consulting, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.5	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.6	Lease Agreement dated as of November 29, 2016 between 400 W. Central LLC and Craig Technologies Properties, LLC (assigned to Sidus Space, Inc.) (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.7	Lease Agreement dated as of May 21, 2021 between 400 W. Central LLC and Sidus Space, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021).
10.8	Commercial Sublease Agreement dated August 1, 2021 by and between Sykes Creek Limited Partnership, Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.9#	NASA Contract Award dated November 5, 2018 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.10+	Employment Agreement between Sidus Space, Inc. and Carol Craig dated December 16, 2021 (incorporated by reference to Exhibit 10.10 to Form 10-K filed with the SEC on April 5, 2022)
10.11	Debt Forgiveness Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 9, 2022)
10.12	Asset Conveyance Agreement entered into as of August 18, 2023 by and among Sidus Space, Inc., Exo-Space Inc. and the equity holders of Exo-Space Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 22,2023)
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 13, 2023).
10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 13, 2023).
10.15	First Amendment to Revenue Loan and Security Agreement dated November 16, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 6, 2023).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed with the SEC on April 5, 2022)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
23.1	Consent of Fruci & Associates, PLLC.
24*	Power of Attorney (included on signature page hereto).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1*	Clawback Policy
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A
104	Inline XBRL for the cover page of this Annual Report on Form 10-K/A, included in the Exhibit 101 Inline XBRL Document Set

+ Management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

* Previously filed

ITEM 16. FORM 10-K SUMMARY

None.

5

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of October 2024.

SIDUS SPACE, INC.

/s/ Carol Craig
Carol Craig
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carol Craig	Chief Executive Officer (Principal Executive Officer)	October 11, 2024
Carol Craig

*	Chief Financial Officer (Principal Financial and Accounting Officer)	October 11, 2024
Bill White

*	Director and Chairman	October 11, 2024
Leonardo Riera

*	Director	October 11, 2024
Dana Kilborne

*	Director	October 11, 2024
Cole Oliver

*	Director	October 11, 2024
Richard Berman

/s/ Jeffrey Shuman	Director	October 11, 2024
Jeffrey Shuman

	Director	October 11, 2024
Lavanson “LC” Coffey III

* By:	/s/ Carol Craig
Carol Craig
Attorney-in-Fact

6