Form 10-Q
period 2024-09-30
Sidus Space Inc.
filed 2024-11-14
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of Class A and B common shares outstanding as of November 13, 2024 was 4,081,344 and 100,000; respectively.

SIDUS SPACE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash	$1,231,401	$1,216,107
Accounts receivable	1,495,340	1,175,077
Accounts receivable - related parties	269,957	67,447
Inventory	1,700,614	1,217,929
Contract asset	77,124	77,124
Contract asset - related party	50,204	43,173
Prepaid and other current assets	4,405,168	5,405,453
Total current assets	9,229,808	9,202,310

Property and equipment, net	13,198,308	9,570,214
Operating lease right-of-use assets	192,498	115,573
Intangible asset	398,135	398,135
Other assets	78,066	64,880
Total Assets	$23,096,815	$19,351,112

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$5,236,280	$6,697,562
Accounts payable and accrued interest - related party	1,025,288	677,039
Contract liability	77,124	77,124
Contract liability - related party	50,204	43,173
Asset-based loan liability	4,401,772	2,587,900
Notes payable	2,836,150	2,017,286
Operating lease liability	192,497	119,272
Total current liabilities	13,819,315	12,219,356

Total Liabilities	13,819,315	12,219,356

Commitments and contingencies

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding
Series A convertible preferred stock: 2,000 shares authorized; 0 and 372 shares issued and outstanding, respectively	-	-
Common stock: 210,000,000 authorized; $0.0001 par value Class A common stock: 200,000,000 shares authorized; 4,081,344 and 983,173 shares issued and outstanding, respectively	409	98
Class B common stock: 10,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	63,955,422	49,918,441
Accumulated deficit	(54,678,341)	(42,786,793)
Total Stockholders’ Equity	9,277,500	7,131,756
Total Liabilities and Stockholders’ Equity	$23,096,815	$19,351,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$1,757,251	$762,231	$3,437,160	$3,852,571
Revenue - related parties	111,707	223,289	409,523	766,985
Total - revenue	1,868,958	985,520	3,846,683	4,619,556
Cost of revenue	1,830,787	1,081,801	4,565,549	3,312,261
Gross profit (loss)	38,171	(96,281)	(718,866)	1,307,295

Operating expenses
Selling, general and administrative expense	3,210,069	3,778,460	9,912,466	10,881,111
Total operating expenses	3,210,069	3,778,460	9,912,466	10,881,111

Net loss from operations	(3,171,898)	(3,874,741)	(10,631,332)	(9,573,816)

Other income (expense)
Other income	3,000	-	4,613	17,950
Interest expense	(642,355)	(186,282)	(982,056)	(561,476)
Interest income	23	-	12,336	-
Asset-based loan expense	(91,359)	(21,062)	(252,734)	(100,629)
Finance expense	-	-	-	(806,754)
Total other expense	(730,691)	(207,344)	(1,217,841)	(1,450,909)

Loss before income taxes	(3,902,589)	(4,082,085)	(11,849,173)	(11,024,725)
Provision for income taxes	-	-	-	-
Net loss	$(3,902,589)	$(4,082,085)	$(11,849,173)	$(11,024,725)

Dividend on Series A preferred Stock	-	-	(42,375)	-
Net loss attributed to stockholders	(3,902,589)	(4,082,085)	(11,891,548)	(11,024,725)

Basic and diluted loss per common share	$(0.93)	$(5.49)	$(3.21)	$(21.25)
Basic and diluted weighted average number of common shares outstanding	4,181,344	743,049	3,695,944	518,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Nine months Ended September 30, 2024

					Additional
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2023	983,173	$98	100,000	$10	$49,918,441	$(42,786,793)	$7,131,756

Class A common stock issued for conversion of Series A preferred stock and dividend	106,748	11	-	-	58,930	-	58,941
Class A common stock units issued	2,572,700	258	-	-	12,110,528	-	12,110,786
Class A common stock issued for exercise of warrants	418,724	42	-	-	1,631,483	-	1,631,525
Vested Board Compensation	-	-	-	-	37,500	-	37,500
Stock option expense	-	-	-	-	41,698	-	41,698
Common stock issue for reverse split adjustment	(1)	-	-	-	-	-	-
Dividend on Series A preferred Stock	-	-	-	-	-	(42,375)	(42,375)
Net loss	-	-	-	-	-	(3,810,500)	(3,810,500)
Balance - March 31, 2024	4,081,344	$409	100,000	$10	$63,798,580	$(46,639,668)	$17,159,331

Vested Board Compensation	-	-	-	-	36,484	-	36,484
Stock option expense	-	-	-	-	44,346	-	44,346
Net loss	-	-	-	-	-	(4,136,084)	(4,136,084)
Balance - June 30, 2024	4,081,344	$409	100,000	$10	$63,879,410	$(50,775,752)	$13,104,077

Vested Board Compensation	-	-	-	-	31,666	-	31,666
Stock option expense	-	-	-	-	44,346	-	44,346
Net loss	-	-	-	-	-	(3,902,589)	(3,902,589)
Balance - September 30, 2024	4,081,344	$409	100,000	$10	$63,955,422	$(54,678,341)	$9,277,500

For the Three and Nine months Ended September 30, 2023

					Additional
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	80,235	$8	100,000	$10	$32,131,041	$(28,255,846)	$3,875,213

Class A common stock units issued	172,500	17	-	-	4,615,448	-	4,615,465
Warrants issued for finance expense	-	-	-	-	566,229	-	566,229
Net loss	-	-	-	-	-	(3,441,059)	(3,441,059)
Balance - March 31, 2023	252,735	$25	100,000	$10	$37,312,718	$(31,696,905)	$5,615,848

Class A common stock units issued	123,599	12	-	-	10,170,471	-	10,170,483
Class A common stock issued for exercise of warrants	221,624	22	-	-	1,541	-	1,563
Warrants issued for finance expense	-	-	-	-	240,525	-	240,525
Debt forgiveness related party	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(3,501,581)	(3,501,581)
Balance - June 30, 2023	597,958	$59	100,000	$10	$47,725,255	$(35,198,486)	$12,526,838

Class A common stock issued for exercise of warrants	111,705	11	-	-	599	-	610
Vested Board Compensation	-	-	-	-	25,000	-	25,000
Stock option expense	-	-	-	-	13,275	-	13,275
Net loss	-	-	-	-	-	(4,082,085)	(4,082,085)
Balance - September 30, 2023	709,663	$70	100,000	$10	$47,764,129	$(39,280,571)	$8,483,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(11,849,173)	$(11,024,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	236,040	845,029
Depreciation and amortization	1,494,449	148,166
Bad debt	-	15,000
Changes in operating assets and liabilities:
Accounts receivable	(320,263)	258,493
Accounts receivable - related party	(202,510)	(77,796)
Inventory	(482,685)	(717,645)
Contract asset	-	(16,192)
Contract asset - related party	(7,031)	(15,956)
Prepaid expenses and other assets	987,099	(2,511,912)
Accounts payable and accrued liabilities	(495,734)	3,087,470
Accounts payable and accrued liabilities - related party	348,249	29,553
Contract liability	-	16,192
Contract liability - related party	7,031	15,956
Changes in operating lease assets and liabilities	(3,700)	(6,613)
Net Cash provided by (used in) Operating Activities	(10,288,228)	(9,954,980)

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,102,661)	(4,836,249)
Cash paid for asset acquisition	-	(468,663)
Net Cash used in Investing Activities	(5,102,661)	(5,304,912)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	13,742,311	14,788,121
Proceeds from asset-based loan agreement	3,990,957	3,487,982
Repayment of asset-based loan agreement	(2,177,085)	(3,490,144)
Repayment of notes payable	(150,000)	(223,995)
Net Cash provided by (used in) Financing Activities	15,406,183	14,561,964

Net change in cash	15,294	(697,928)
Cash, beginning of period	1,216,107	2,295,259
Cash, end of period	$1,231,401	$1,597,331

Supplemental cash flow information
Cash paid for interest	$524,015	$20,353
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Class A common stock issued for conversion of Series A convertible preferred stock	$16,566	$-
Recognition of right-of-use asset and lease liability	$284,861	$135,235
Class A common stock issued for exercised cashless warrant	$-	$1,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Description of Business

Founded in 2012, Sidus Space is a space mission enabler that provides flexible, cost-effective solutions including custom satellite design, payload hosting, mission management, space manufacturing and AI enhanced space-based sensor data-as-a-service for government, defense, intelligence, and commercial companies around the globe. With our mission of Space Access Reimagined™, Sidus is committed to rapid innovation, adaptable and cost-effective solutions, and the optimization of space system and data collection performance.

We plan to offer on-orbit services as the space economy expands. Our recent launch of our inaugural 3D printed, AI enhanced multi mission satellite resulted in flight heritage for our on-orbit infrastructure and demonstrates our expansion of our business moving up the satellite value chain by becoming a provider of responsive and scalable on-orbit infrastructure as well as collecting Space and Earth observational data to capture larger market needs.

To address commercial and government customer needs and mission sets, our products and services are offered through several business units: Space-as-a-Service, Space-Based Data Solutions, Artificial Intelligence/Machine Learning (AI/ML) Products and Services, Mission Planning and Management Operations, 3D Printing Products and Services, Satellite Manufacturing and Payload Integration, and Space and Defense Hardware Manufacturing. Our vertically integrated model is complementary across each line of business aiming to expand existing and unlock new potential revenue generating opportunities.

Note 2. Summary of Signification Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2023, contained in the Company’s Form 10-K/A filed on October 11, 2024.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. For the three and nine months ended September 30, 2024, the Company has reclassified operating expenses to selling, general and administrative expenses.

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

For entities determined to be VIEs, an evaluation is required to determine whether the Company is the primary beneficiary. The Company evaluates its economic interests in the entity specifically determining if the Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance (“the power”) and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (“the benefits”). When making the determination on whether the benefits received from an entity are significant, the Company considers the total economics of the entity and analyzes whether the Company’s share of the economics is significant. The Company utilizes qualitative factors, and, where applicable, quantitative factors, while performing the analysis.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at September 30, 2024 and December 31, 2023.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2024, was approximately $0.9 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company has also mitigated some of the risk through the use of a premium savings account. This account is used for amounts that are over a set balance maintained in the Company’s general operating account. Balances in the premium savings account are insured up to $150 million.

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

During the nine months ended September 30, 2024 and 2023, the Company did not record any bad debt.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At September 30, 2024 and December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

These five elements, as applied to each of the Company’s revenue category, are summarized below:

Revenues from fixed price manufacturing related contracts that are still in progress at month end are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs for each contract. This method is used because management considers total costs to be the best available measure of progress on these contracts. Revenue from fixed price contracts and time-and-materials contracts that are completed in the month the work was started are recognized when the work is shipped. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Revenues from fixed price service contracts that contain provisions for milestone payments primarily related to satellite payload related contracts are recognized at the time of the milestone being met and payment received. This method is used because management considers that the payments are nonrefundable unless the entity fails to perform as promised. If the customer terminates the contract, the Company is entitled only to retain any progress payments received from the customer and the Company has no further rights to compensation from the customer. Even though the payments made by the customer are nonrefundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate the Company for performance completed to date. Accordingly, the Company accounts for the progress under the contract as a performance obligation satisfied at a point in time. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

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

For the nine months ended September 30, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2024	2023
	(Shares)	(Shares)
Warrants	260,213	125,998

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

As of September 30, 2024 and December 31, 2023, Aurea’s assets and liabilities are as follows:

	September 30,	December 31,
	2024	2023
Assets
Cash	$69,728	$52,492
Prepaid and other current assets	8,151	13,164
	$77,879	$65,656

Liability
Accounts payable and other current liabilities	$76,728	$74,219

For the nine months ended September 30, 2024 and 2023, Aurea’s net loss was $125,288 and $115,087 respectively.

Note 4. Prepaid expense and Other current assets

As of September 30, 2024 and December 31, 2023, prepaid expense and other current assets are as follows:

	September 30,	December 31,
	2024	2023
Prepaid insurance	$188,146	$699,310
Prepaid components	848,084	1,258,965
Prepaid satellite services & licenses	3,160,499	3,313,706
Prepaid software	57,480	91,258
Other current assets	150,959	42,214
	$4,405,168	$5,405,453

During the nine months ended September 30, 2024 and 2023, the Company recorded interest expense of $11,349 and $20,353 related to financing of our prepaid insurance policies.

Note 5. Inventory

As of September 30, 2024 and December 31, 2023, inventory is as follows:

	September 30, 2024	December 31, 2023
Work in Process	$1,700,614	$1,217,929

Note 6. Property and Equipment

At September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Office equipment	$17,061	$17,061
Computer equipment	41,233	41,233
Vehicle	35,424	35,424
Software	1,087,725	482,127
Machinery	3,231,369	3,209,719
Leasehold improvements	397,536	397,536
R&D software	-	9,655
Satellite and related software	8,308,932	-
Construction in progress	4,805,919	8,609,902
	17,925,199	12,802,657
Accumulated depreciation	(4,726,891)	(3,232,443)
Property and equipment, net of accumulated depreciation	$13,198,308	$9,570,214

As of September 30, 2024 and December 31, 2023, construction in progress represents components to be used in the manufacturing of our satellites.

As of September 30, 2024, one satellite and satellite related software were moved out of construction in progress and reported as assets with related depreciation expense.

Depreciation expense of property and equipment for the nine months ended September 30, 2024 and 2023 is $1,494,449 and $148,166 of which $1,331,591 and $133,567 are included as components of cost of revenue, respectively.

During the nine months ended September 30, 2024 and 2023, the Company purchased assets of $5,102,661and $4,836,249, respectively.

Note 7. Accounts payable and other current liabilities

At September 30, 2024 and December 31, 2023, accounts payable and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023

Accounts payable	$3,812,049	$4,716,964
Payroll liabilities	1,180,393	1,250,330
Credit card liability	58,969	93,826
Other payable	129,303	156,885
Dividend payable	-	16,566
Payable for purchase of property and equipment	19,882	-
Insurance payable	35,684	462,991
	$5,236,280	$6,697,562

Note 8. Asset-based loan

The Company is party to a recourse loan and security agreement with an unrelated lender dated November 30, 2022, whereby the lender will provide loans secured by certain accounts receivable for up to 90% of the face amount, which is paid to the Company in the form of a cash advance. The Company has a revolving line of credit for $4.5 million with a collateralized loan interest rate of 16.2% annum and uncollateralized loan interest rate of 19.2% annum on outstanding balances. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the loan and security agreement, the Company must pay back any invoices that become uncollectable. As of September 30, 2024 the company’s collateralized and uncollateralized asset-based loan balance was $2,922,056 and $1,479,716, respectively. As of December 31, 2023, the companies collateralized and uncollateralized asset-based loan balance was $2,587,900 and $0, respectively. For the nine months ended September 30, 2024 and 2023, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $252,734 and $100,629, respectively

Note 9. Contract assets and liabilities

At September 30, 2024 and December 31, 2023, contract assets and contract liabilities consisted of the following:

Contract assets	September 30, 2024	December 31, 2023

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset), excluding retainage	$-	$-
Retainage included in contract assets due to being conditional on something other than solely passage of time	77,124	77,124
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	50,204	43,173
Total contract assets	$127,328	$120,297

Contract liabilities	September 30, 2024	December 31, 2023

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	77,124	77,124
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – related party	50,204	43,173
Total contract liabilities	$127,328	$120,297

Note 10. Leases

Operating lease

We have a noncancelable operating lease entered in November 2016 for our office facility that expired in July 2021 and was renewed to May 2024. The monthly “Base Rent” was $10,392 and the Base Rent was increased by 2.5% each year. In May 2023 the Company exercised its option and extended the lease to May 31, 2024.

In May 2021, we entered into a new lease agreement which included both our office and warehouse space that expired in May 2024. The Company had the option to terminate the lease after 12 months and 24 months from the commencement date. The monthly “Base Rent” was $11,855 and the Base Rent was increased by 2.5% each year.

We have a new lease contract entered in June 2024 which includes both our office facility and warehouse space that expires in May 2025. The monthly “Base Rent” is $11,876 and $12,767.

We recognized total lease expense, primarily related to our operating leases, on a straight-line basis in accordance with ASC 842.

As of September 30, 2024 and December 31, 2023, the Company recorded a refundable security deposit of $10,000 for its warehouse space and is included in other assets on the balance sheet

The operating lease expense were as follows:

	Nine months ended September 30,
	2024	2023
Operating lease cost	$288,646	$264,192

Supplemental balance sheet information related to operating leases was as follows:

	September 30,	December 31,
	2024	2023
Operating lease right-of-use assets at inception	$284,861	$1,276,515
Accumulated amortization	(92,363)	(1,160,942)
Total operating lease right-of-use assets	$192,498	$115,573

Right-of-use assets obtained in exchange for new operating lease liability	$284,861	$-

Operating lease liabilities - current	$192,497	$119,272
Operating lease liabilities - non-current	-	-
Total operating lease liabilities	$192,497	$119,272

Weighted-average remaining lease term — operating leases (year)	0.67	0.42
Weighted-average discount rate — operating leases	8.25%	4.73%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at September 30, 2024 were as follows:

Total
Year Ended December 31,
2024 - Remaining 3 months	$73,930
2025	123,216
Thereafter	-
197,146
Less: Imputed interest	(4,649)
Operating lease liabilities	192,497

Operating lease liability - current	192,497

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

During the nine months ended September 30, 2024 and 2023, the Company recorded interest expense of $968,864 and $561,476, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures, and made payments of $150,000 and $223,995, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded principal amount and accrued interest of $2,836,150 and $2,017,286 on the balance sheet, respectively. At maturity the Company will be required to pay approximately $2.9 million representing the Decathlon Note and accrued but unpaid interest.

Note 12. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $409,523 and $766,985 for the nine months ended September 30, 2024 and 2023 and accounts receivable of $269,957 and $67,447 and contract asset and contract liability of $50,204 and $43,173 as of September 30, 2024 and December 31, 2023, respectively, from contracts entered into by Craig Technical Consulting, Inc, a principal stockholder, and subcontracted to the Company for four customers.

Accounts Payable

As of September 30, 2024 and December 31, 2023, the Company owed $1,025,288 and $677,039 to Craig Technical Consulting, Inc. Advances are unsecured, due on demand and non-bearing-interest.

Cost of Revenue and Operating expense

For the nine months ended September 30, 2024 and 2023, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $271,512 and $741,665, respectively.

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The agreement was amended, and the term of agreement was extended to November 30, 2024.

During the nine months ended September 30, 2024 and 2023, the Company recorded professional services of $125,178 and $64,012, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party and a principal shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023, and $4,847 from February 1, 2023 to January 31, 2024. On February 1, 2024, the Company extended the month-to-month Sublease agreement. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the nine months ended September 30, 2024 and 2023, the Company recorded $58,780 and $43,483 to lease expenses.

Note 13. Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $180,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $180,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the nine months ended September 30, 2024 and 2023 the Company recorded payments of $90,000 in Other General and Administrative expenses.

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

During the nine months ended September 30, 2024, 372 shares of Series A convertible preferred stock and a related dividend of $27,374 were converted into 106,748 shares of Class A common stock.

The Company had 0 and 372 shares of Series A Convertible preferred stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

Class A Common Stock

The Company had 4,081,344 and 983,173 shares of Class A common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

Fiscal year 2024

On January 29, 2024, the Company closed a public offering of an aggregate of 1,181,900 shares of Class A Common Stock and pre-funded warrants to purchase up to an aggregate of 69,900 shares of Class A Common Stock in lieu of Shares, which were sold pursuant to that certain Underwriting Agreement, dated January 29, 2024, by and between the Company and the Representative of the Underwriters. Gross proceeds from the offering were $5,632,650 and net proceeds after underwriter discount, various fees and expenses was $5,008,259.

On February 29, 2024, the Company closed a public offering of an aggregate of 1,321,000 shares (the “Shares”) of Class A Common Stock, which were sold pursuant to that certain Underwriting Agreement, dated February 29, 2024, by and between the Company and the Representative of the Underwriters. Gross proceeds from the offering were $7,926,000 and net proceeds after underwriter discount, various fees and expenses was $7,102,527.

During the nine months ended September 30, 2024, 372 shares of Series A convertible preferred stock and a related dividend of $58,941 were converted into 106,748 shares of Class A common stock.

During the nine months ended September 30, 2024, 418,724 warrants were exercised into shares of Class A common stock. Gross proceeds from the exercise of the warrants was $1,631,524.

Class B Common Sock

The Company had 100,000 shares of Class B common stock issued and outstanding as of September 30, 2024 and December 31, 2023.

Warrants

During the period ended September 30, 2024, the Company issued 200 warrants exercisable for a period of five years at an exercise price per share of $100 to a prior employee.

January 2024 offering

The Company issued a total of 69,900 pre-funded warrants exercisable for a period of five years at an exercise price per share of $4.50 in connection with the common stock sold in January 2024. These warrants were fully exercised into Class A Common stock as part of the offering previously described. In addition, the Company issued a total of 62,585 underwriter warrants exercisable 180 days after the January 29, 2024 date of the underwriting agreement, for a period of five years at an exercise price per share of $5.625 in connection with the common stock sold.

February 2024 offering

The Company issued a total of 66,050 underwriter warrants exercisable 180 days after the February 29, 2024 date of the offering agreement, for a period of five years at an exercise price per share of $7.50 in connection with the common stock sold.

A summary of activity of the warrants during the nine months ended September 30, 2024 as follows:

	Number of	Weighted average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2023	233,816	$13.22	4.73

Granted	69,900	4.50	5.00
Granted	200	100.00	5.00
Granted	62,585	5.63	5.00
Granted	66,050	7.50	5.00
Split – warrant granted in October 2023	316,286	3.90	-
Exercised	(488,624)	3.98	-

Outstanding, September 30, 2024	260,213	$8.94	4.15

Exercisable, September 30, 2024	260,213	$8.94	4.15

The intrinsic value of the warrants as of September 30, 2024 is $0.

Stock Options

On February 6, 2024, the Company granted 25,000 options with an exercise price of $4.12, with a term of five (5) years to exercise from the grant date to employees of the Company. Options issued vest at 33% of shares subject to the option on each anniversary date, on February 6, 2025, 2026 and 2027.

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

Nine months ended
September 30, 2024
Expected term	3.50 years
Expected average volatility	187%
Expected dividend yield	-
Risk-free interest rate	4.14%

During the nine months ended September 30, 2024, the Company granted 25,000 options valued at $95,325. During the nine months ended September 30, 2024 and 2023, the Company recognized stock option expense of $130,390 and $13,275, and as of September 30, 2024 and December 31, 2023, $498,828 and $533,892 remains unamortized, respectively. The intrinsic value of the 64,752 options outstanding as of September 30, 2024, is $0.

A summary of activity of the stock options during the nine months ended September 30, 2024, is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2023	39,752	$16.42	4.64
Granted	25,000	4.12	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2024	64,752	$11.67	4.07

Exercisable options, September 30, 2024	10,088	$17.67	3.89

Note 15. Subsequent Events

On November 14, 2024, we completed a public offering of 4,520,000 shares of our Class A common stock at a public offering price of $1.25 per share, and Pre-Funded Warrants to purchase up to 1,080,000 shares of Class A common stock at a public offering price of $1.249 per Pre-Funded Warrant, for which we received approximately $6.1 million of net proceeds.

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

Overview

Founded in 2012, we are a space mission enabler that provides flexible, cost-effective solutions including custom satellite design, payload hosting, mission management, space manufacturing and AI enhanced space-based sensor data for government, defense, intelligence, and commercial companies around the globe.

Our adaptable solutions provide mission flexibility while reducing time to orbit. We are able to provide customers a variety of mission options whether they require a custom satellite design, payload hosting, mission management, or space sensor data as a service. Our solutions are also cost-effective while still preserving the ability to respond to customer needs.

Our modular LizzieSat™ satellite platform, which is the first of its kind 3D printed, artificial intelligence (AI) enhanced multi-mission satellite, can host new payloads. Its flexible and modular design also enables it to be customized or scaled to create a new satellite design in a cost-effective manner to meet mission requirements.

LizzieSat™ is also able to operate as a data service platform and deliver situational awareness for a wide variety of missions including visual spectrum, methane, and AIS data collection. And by incorporating FeatherEdge™ AI into our on-orbit processing, we are able to provide more efficient and effective data processing and delivery.

We have proven space heritage and expertise in multi-disciplinary engineering, mission-critical hardware manufacturing, satellite design, production, launch planning, mission operations, and in-orbit support. We are strategically headquartered on Florida’s Space Coast, which provides easy access to nearby launch facilities, and we operate a 35,000-square-foot manufacturing, assembly, integration, and testing facility which is ISO 9001:2015, AS9100 Rev. D certified.

We designed, launched, and manage our own satellite LizzieSat™, which achieved first launch mission success in March of 2024. The success of our LizzieSat™ is built upon our work over the last decade, where we produced numerous flight-proven systems, platforms, devices and hardware for other customers.

We continue to focus on innovation and agility. In October of 2024, we received approval from the U.S. Federal Communications Commission (FCC) to operate a micro constellation of remote sensing, multi-mission satellites in Low Earth Orbit (LEO), and we continue to enhance the capabilities of our LizzieSat™ platform. Planned enhancements include:

●	VPX open architecture with simplified assembly and integration, reduced mass, and better performance
●	Integration of a processor capable of handling one hundred trillion or Tera Operations Per Second (TOPS)
●	Upgraded payload processor with Field Programmable Gate Array (FPGA) capable of handling payloads at high speed up to 12 Gb/s; also includes five times more computing power and more speed with a 1.8 GHz quad core processor
●	Up to 4 Tb memory storage
●	Upgraded 2nd generation FeatherEdge AI/ML product that includes an Iridium module to enable intersatellite communication for low-latency direct-to-satellite phone message delivery.

Our products and services are offered through several business units: Space-as-a-Service, Space-Based Data Solutions, Artificial Intelligence/Machine Learning (AI/ML) Products and Services, Mission Planning and Management Operations, 3D Printing Products and Services, Satellite Manufacturing and Payload Integration, and Space and Defense Hardware Manufacturing.

Our vertically integrated model is complementary across each line of business aiming to expand existing and unlock new potential revenue generating opportunities while maintaining diversity of revenue. We are not dependent on a single line of business or customer, which provides us the “optionality” to scale where market needs demand. This diversity mitigates risks associated with external factors like macroeconomic shifts or technological disruptions. Our flexibility allows us to adapt swiftly to market changes, supporting growth across all our business lines.

Products and Services

●	Space-as-a-Service capabilities: We replace traditional, product-centric Space business models and transform them into “-as-a-Service” models. For our customers, their capital expenditures are drastically reduced as design, development, and manufacturing of the satellite is no longer necessary. These resources can be redirected towards operations, and operating margins are higher as a result due to a more efficient approach to providing the service and taking advantage of lessons learned and economies of scale.

	●	Satellite-as-a-Service (SataaS): We offer integration of a customer payload or technology and handle the remaining services required including bus development, launch, and ongoing mission operations, and provide data validation for success criteria. We consider the continued operation of payloads as Constellation-as-a-Service.

	●	Space Platform-as-a-Service (SPaaS): We provide the ability for customers to build applications as a layer on our space platform. Our architecture is flexible enough to support new customer missions post-launch (through software and algorithm updates), which allows Sidus to generate additional revenue on LizzieSats that have already launched, these services allow software application developers to use our network of sensors, software-defined radio and high-performance computer for their business cases. We offer the ability to run a customer’s AI/ML software models on earth observation satellites without the customer having to launch their own hardware. We consider extended operations of SPaaS as Space Based Data Solutions.

	●	Constellation-as-a-Service (CaaS): We offer satellites as a platform on which customer sensors and instruments can be flown as a service to collect data from a specific geographic location to provide data to the customer on a monthly subscription basis. Our Constellation-as-a-Service model shares our satellite and constellation with multiple customers and therefore offers CaaS customers more sensor data and capacity for a fraction of traditional Earth Observation (EO) and Non-Earth Imaging (NEI) satellite costs. It also allows for rapid program activation and increased resiliency for mission failures.

●	Space Based Data Solutions (SBDaaS): We offer several space-based platform missions depending on needs, budget, and timeframe. Our performance-based LizzieSat constellation provides data and results for commercial, and government demands of our interconnected, cloud-based, and data-driven world predicated on the specific sensors and technologies requested. Integrated AI provides fast pattern recognition with AI edge processing for identifying emerging issues and anomalies related to the data collection. Our LizzieSat design allows for simultaneous on-orbit data collection from multiple sensors with the flexibility to integrate new technologies during the production cycle.

●	AI/ML Products and Services: We offer both software and hardware AI solutions for space. Our FeatherEdge solution, a compact data processing unit tailored for AI applications in orbit, redefines space efficiency. Its small size and low power design ensure seamless compatibility with diverse satellite platforms. By processing onboard sensor data directly and transmitting only crucial information, FeatherEdge reduces downlink costs and significantly bolsters response times for critical events in orbit. Additionally, it combines cutting-edge computing prowess with space grade reliability, delivering a complete AI payload in tandem with FeatherEdge software for unparalleled on-orbit edge computing capabilities. Our AI/ML products are integrated into each Sidus Space satellite but also available for integration into customer satellites. With FeatherEdge, customers can:

	●	Enhance image processing capabilities for detailed EO and NEI applications
	●	Enable Satellites to operate autonomously, streamlining mission tasks
	●	Facilitate cloud-based data processing for space applications
	●	Contribute to enhanced space surveillance and awareness
	●	Store and compress data on-orbit efficiently
	●	Improve radar capabilities for high-resolution imaging in space

●	Mission Planning and Management Operations: We provide 24/7/365 real-time routine and non-real-time mission operations for satellites and payload missions. This service supports end-to-end mission operations for small and medium-sized satellite operators, including satellite monitoring, control, and data management. We provide innovative mission operations solutions tailored to meet mission critical requirements including planning and validation, software suite operations and mission execution.

	●	24/7/365 Operations for Low Earth Orbit (LEO) or cis-lunar missions
	●	Amazon Web Services cloud-based servers for secure data transfer and archival
	●	Backup control center capability allows around-the-clock operations if Sidus Mission Control Center (MCC) is unavailable.
	●	In-house designed C2 routing, encryption, and customer API integration
	●	Multiple ground station providers available for use to meet customer needs
	●	Physical and cyber security to ensure satellite and onboard payloads are protected

●	Mission Driven Satellite Solutions: We design and manufacture small satellites, leveraging advanced in-house and outsourced technologies. Our satellites are designed to provide improved and highly effective payload capacity and mission flexibility, offering cost-effective and reliable satellite options for customers. We also provide services including compliance assessment with government regulations, insurance, licensing, launch integration and space data delivery.

●	Space and Defense Hardware Manufacturing: Our manufacturing business operates within a 35,000 square foot facility in Cape Canaveral, Florida and is adjacent to our cleanroom. We blend the expertise of skilled engineers, expert technicians, and state-of-the-art equipment to meet the demanding needs of the space and defense market. From crafting prototypes and managing low-rate initial production to executing high-volume Swiss screw machining, we have over a decade of proven space flight heritage and space qualification experience in design, development, test and certification of space hardware, software, and manufacturing. We are experienced in mechanical and electrical flight hardware for satellites, the International Space Station, and other space assets. Manufacturing services include:

	●	Precision Machining
	●	Assembly and Test
	●	Program Management including supply chain management

We have an approximately 10,000 square-foot reconfigurable avionics lab that produces a wide range of space system flight and ground cables, medical and mission critical wire harnesses, military harness assemblies, electronic chassis, and electro-mechanical assemblies. We hold an AS9100DAerospace certification, and we are International Traffic in Arms Regulations registered thereby positioning us, in combination with our existing tooling and capability, to address unique high-precision aerospace manufacturing requirements.

We have supported multiple major government and commercial space programs that include Blue Origin, SpaceX, NASA’s Artemis / SLS, Collins Aerospace Spacesuits, Sierra Space’s Dream Chaser, Eutelsat Oneweb Satellites and the International Space Station and continue to provide manufacturing of space hardware for many of the programs.

●	3D Printing Products and Services: Recently unveiled, our multi-material 3D printing services and printers enable the fabrication of a complex satellite bus with unprecedented precision, efficiency and modularity. This technology revolutionizes the manufacturing process, reducing production costs and lead times while reducing the weight of the satellite bus without sacrificing its structural integrity. This 3D material has been used on-orbit and carries a Technology Readiness Level (TRL) of TRL-9 for space applications. TRL-9 describes the maturity of a technology that has been proven to work during a flight mission in space.

As of September 2024, key achievements and successes include:

●	Launched the first of several planned hybrid additive in-house manufactured (3D printed) satellites (“LizzieSats”) engineered to have the capacity and adaptability to simultaneously host payloads for Sidus driven data-as-a-service purposes and/or offer ‘ride-share’ opportunities for technology customers to deliver data to their end users.

●	Established on-orbit data operations by completing the commissioning phase and activating payloads. The Sidus team has already achieved several primary mission objectives and continues to work through the remaining tasks in a deliberate and systematic approach. Many competitors launch a prototype satellite for the first launch, but LizzieSat-1 is a functional satellite with both customer and Sidus-owned technology onboard. The NASA Stennis Space Center ASTRA team and Sidus Space successfully completed all ASTRA primary mission objectives on LizzieSat-1. Once the ASTRA primary mission objectives were completed, NASA awarded Sidus Space with additional funding to complete new critical mission objectives over the course of the next 12 months.

●	Signed a multi-year and multi-launch agreement with Space-X thereby offering customers by extension a reliable, cost-effective launch service with a steady cadence of launches.

●	Completed build of the second LizzieSat (LizzieSat-2) planned to launch in the fourth quarter of 2024 with Sidus and customer payloads installed. Sidus space is nearly complete with building and testing of the third commercial LizzieSat (LizzieSat-3) with Sidus and customer hosted payloads installed. LizzieSat-3 launch is planned for Q1 2025.

●	Integrated Edge Artificial Intelligence (AI) software into LizzieSat-1 satellite and demonstrated successful operations to offer on-orbit tailored solutions to customers enabling geospatial data to be processed more effectively. LizzieSat-3 is expected to fly the next generation version of the integrated Edge AI software which includes multiple enhancements in technology and rapid data transfer.

●	Established a fully operational mission control center to manage satellite operations, orchestrate collection management tasks and satisfy data distribution requests for our own constellations and others.

●	Achieved flight heritage, which is the history of successful operation of a particular component, subsystem, or system in a space environment, for our FeatherEdge edge computing hardware and software solutions.

●	Expanded our capabilities and opportunities related to geospatial intelligence following the National Geospatial-Intelligence Agency’s (NGA) award to provide research and development services to NGA’s Research and Development directorate as a subcontractor to Solis Science.

●	Expanded our capabilities related to Lunar following award of the NASA Lunar Terrain Vehicle Services Contract as a member of the Intuitive Machines-led Moon Reusable Autonomous Crewed Exploration Rover team.

●	Received approval by the U.S. Federal Communications Commission (FCC) for operation of a micro constellation of remote sensing, multi-mission satellites in Low Earth Orbit (LEO).

●	Developed the Sidus Low Voltage Differential Signaling (LVDS) Switch Card. The hybrid 3D printed switch card serves as port replicator and extends the capabilities of the payload processor, enabling communication with multiple optical sensors through high speed LVDS data connections and will be integrated in LizzieSat™-2 and 3 enhanced designs.

●	Signed an agreement with Neuraspace where Neuraspace will provide Space Traffic Management and LEOP (Launch and Early Operations) support services to Sidus Space, thereby enhancing Sidus’ constellation operation capabilities.

●	Successfully completed the primary objectives of the Autonomous Satellite Technology for Resilient Application (ASTRA) historic In-Space payload mission with NASA Stennis Space Center.

We plan to be a global provider of space-based data and insights by collecting data from space with no equivalent terrestrial alternatives. We plan to initially focus on creating offerings in earth-based observations and Space situational awareness. These decisions are reinforced by the growing and large addressable markets they represent.

Our LizzieSat satellite platform has been designed to provide differentiated data collection when compared to industry alternatives. We plan to lead the next generation of earth and space data collection by:

●	Collecting on-orbit coincident data: LizzieSat is capable of hosting multiple-sensors on the same satellite to collect varying data types at the same time and with the same collection geometry. On-orbit coincident collection benefits users by decreasing false positives with complementary datasets that reinforce one another.

●	Analyzing data on the satellite on-orbit: To maximize value and speed in data processing, we invested resources into Artificial Intelligence (AI) and Machine Learning (ML) on-board the satellite through hardware and software development. Our plans include integrating radiation hardened AI/ML capabilities alongside our on-orbit coincident data collection.

●	Reducing data size: By processing data at the edge on-board LizzieSat, we reduce the file size by transmitting only the processed solution, not the entire raw dataset. This enables us to move data from low-earth orbit to higher orbit data relay services (such as Iridium) for a lower-cost and more continual data transmission option to our customers.

●	Providing a system flexible enough to support new customer missions post-launch (through software and algorithm updates) which allows Sidus to generate additional revenue on LizzieSats that have already launched

The net value of data collected from our planned LizzieSat constellation is expected to allow organizations to make better decisions with higher confidence, and increased accuracy and speed. We expect to enrich this processed data with customizable analytics users control for their own use case, and in turn provide data as a subscription across industries to organizations so they can improve decision-making and mitigate risk.

We support a broad range of international and domestic governments and commercial companies including the Netherlands Organization, U.S. Department of State, the U.S. Department of Defense, NASA, Collins Aerospace, Lockheed Martin, Teledyne Marine, Bechtel, OneWeb Satellites, Parsons Corporation, and L3Harris in areas that include launch vehicles, satellite hardware, and autonomous underwater vehicles. Planned services that benefit current and future customers include delivering space-based data that can provide critical insight for agriculture, commodities tracking, disaster assessment, illegal trafficking monitoring, energy, mining, oil and gas, fire monitoring, classification of vegetation, soil moisture, carbon mass, Maritime Automatic Identification System (AIS), Air Traffic Control Automatic Dependent Surveillance, and weather monitoring; providing the ability for customers to demonstrate that a technology (hardware or software) performs successfully in the harsh environment of space and delivering space services. We plan to own and operate one of the industry’s leading U.S. based low earth orbit small satellite (“smallsat” or “smallsats”) constellations focused on earth observation and remote sensing. Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase our international and domestic partnerships and to expand our co-incident data analytics offerings in order to increase the value we deliver to our customers. Our two operating assets—our satellite constellation and hardware manufacturing capability, complement each other and stem from years of experience and innovation.

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

We have previously been approved for our X-band and S-band radio frequencies licensing through a published filing by the ITU on April 6, 2021. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, which is a Variable interest entity to us. The ITU filing contains approved spectrum use for multiple X-Band and S-Band frequencies and seven different orbital planes, including 45 degrees. In August 2023, the FCC granted Sidus a LizzieSat experimental launch and operating license for launch and deploy on a SpaceX Falcon 9 Transporter 10 mission. This license includes approval for orbital operations utilizing the previously approved ITU S-band and X-band frequencies and ground station coverage. We also received FCC Part 25 license approval for the LizzieSat satellite constellation missions two through five in October 2024. The National Oceanic and Atmospheric Administration (NOAA), an agency of the U.S. Department of Commerce, granted a Tier 1 license authorizing Sidus to operate LizzieSat1-3, a private remote-sensing space system comprised of three satellites (LizzieSat-1 through LizzieSat-3 or LS-1 through LS-3) in 2024. This license was updated and approved by NOAA after LizzieSat -1 launch to reflect the actual orbital data and planned altitudes for imager operations.

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

Vertically Integrated Space Infrastructure Manufacturing

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

Our cost-efficient smallsats are being designed from the ground-up to optimize performance per unit cost. Our model is a movement from highly bespoke, costly satellite manufacturing techniques to standardized bus with integration of customer needs at lower costs. We can integrate technologies and deliver data on demand at lower costs than legacy providers due to our vertical integration, use of commercial off the shelf (COTS) proven systems, cost-efficiencies, capital efficient constellation design, and adaptable pricing models.

We design and manufacture our satellites at our Cape Canaveral facility. Our current configuration and facility are designed to manufacture multiple satellites per month. Our vertical integration enables us to control our satellites through the entire design, manufacturing, and operation process. Our years of experience manufacturing space hardware means we can leverage our manufacturing expertise and commercial best practices for satellite production. Additionally, leveraging both in-house and partner-provided subsystem components and in-house design and integration services, as well as operational support of satellites on orbit, to provide turn-key delivery of entire constellations offer “concept to constellation” in months instead of years. Specifically, our offerings are expected to encompass all aspects of hosted satellite and constellation services, including hosting customer payloads onto our satellites, and delivering data and constellation services to customers from our space platform. These services are expected to allow customers to focus on developing innovative payloads rather than having to design or develop complete satellite buses or satellites or constellations, which we will provide, along with ancillary services that are likely to include telemetry, tracking and control, communications, processing, as well as software development and maintenance. Our patented space-related technologies include a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on earth, the moon, Mars, some asteroids, and other terrestrial planets and moons. We continue to patent our products including our satellites, external platforms and other innovations.

Revenue Generation

We generate revenue by selling payload space on our satellite platform, providing engineering and systems integration services to strategic customers on a project-by-project basis, and manufacturing space hardware to include satellites. Additionally, we intend to add to our revenue by selling geospatial data and actionable intelligence captured through our constellation. This support is typically contracted to both commercial and government customers under fixed price contracts and often includes other services. Due to the size and capacity of our satellite, we plan to host a diverse array of sensors such as Multispectral and Hyperspectral Earth Observing Imagers, Maritime Vessel RF Tracking receivers, UHF IoT Transceivers, Optical Communications systems, and others on a single platform that can simultaneously address the needs of many customer requirements.

Lowering Manufacturing Cost and Schedule

We have developed a manufacturing model that provides rapid response to customer requirements including integration of customers technologies and space-based data delivery. Our planned satellites are being designed to integrate COTS subsystems that are space-proven, can be rapidly integrated into the satellite and replaced rapidly when customer needs change or evolve. Our vertically integrated manufacturing processes give us the flexibility to make changes during the production cycle without impacting launch or costs.

Environmental, social, and corporate governance

While Environmental, Social and Governance (ESG) reporting is not mandatory, we are developing an ESG policy that will implement the tracking of several indicators we believe are critical to ensure we are doing our part to continue sustainable growth and maximize shareholder value. We have been in business for over twelve years manufacturing space hardware and components, and in that time, implementation of policies and processes to mitigate environmental impact have been of upmost importance. Furthermore, since our inception, we have recognized the value of our employees and have always prioritized employee well-being through facets such as excellent benefits, programs, educational assistance, and insurance of a safe and healthy work environment. We also understand that our efforts to promote value and well -being are not limited to our employees. We are committed to the communities we belong to both locally and professionally. We recently started to formalize this commitment, providing tangible benefits back to the community that supports us.

Results of Operations

Comparison of quarter ended September 30, 2024 to quarter ended September 30, 2023

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	September 30,
	2024	2023	Change	%
Revenue	$1,868,958	$985,520	$883,438	90%
Cost of revenue	1,830,787	1,081,801	748,986	69%
Gross Profit (Loss)	38,171	(96,281)	134,452	140%
Gross Profit (Loss) Percentage	2%	(10%)

Selling, General & Administrative Expense	3,210,069	3,778,460	(568,391)	(15%)
Other income (expenses)	(730,691)	(207,344)	(523,347)	n/a
Net loss	$(3,902,589)	$(4,082,085)	$179,496	(4%)

Revenue

Non-related party revenue increased 131% for the 3 months ended September 30, 2024 to approximately $1.8 million as compared to approximately $762,000 for the 3 months ended September 30, 2023 and was primarily driven by timing of fixed price milestone contracts and increased satellite related revenue contracts as compared to prior year. Revenue from related parties decreased by 50% to approximately $112,000 for the three months ended September 30, 2024 from approximately $223,000 for the three months ended September 30, 2023. This was influenced by the timing of fixed-price milestone contracts and a reduction in the number of contracts our related party secured with its customers, leading to decreased outsourcing of work to us.

Cost of Revenue

The increase in cost of revenue of 69% for the three months ended September 30, 2024 to approximately $1.8 million as compared to approximately $1.1 million for the three months ended September 30, 2023, included approximately $57,500 and approximately $192,000, respectively, of related party costs of revenue. The overall increase in cost of revenue was driven by a mix of contracts of varying types and increased depreciation expense in our satellite related business. As a manufacturing entity, materials and other direct costs are a percentage of revenue. The percent change in the cost of revenue was lower than the percent increase in revenue due to a mix of contracts of varying types and increased revenue from our higher margin satellite related business, offset by increased depreciation expense related to our satellite side of the business.

Gross Profit (Loss)

The 140% increase in our gross profit to a gross profit of approximately $38,000 for the three months ended September 30, 2024 as compared to a gross loss of $96,281 for the three months ended September 30, 2023 is primarily attributable to a mix of contracts of varying types and increased sales in our higher margin satellite related business, offset by increased depreciation expense related to our satellite side of the business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses of approximately $3.2 million were down $568,391 when compared with approximately $3.8 million for the same period in 2023, and was primarily due to the following:

●	A decrease of approximately $600,000 in 2024 professional fees expense primarily as a result of higher professional services costs incurred in 2023 related to legal fees associated with our business acquisition and expense associated with the termination of an agreement related to investment banking services as well as 2024 reduction in use of outside legal firms and increased use of internal resources.

●	A decrease of approximately $130,000 in payroll and related expenses primarily as a result of labor hours directly related to building the satellite fixed asset reclassed from selling, general and administrative expense to fixed asset.

●	A decrease of approximately $105,000 in D&O insurance expense to approximately $143,000 compared to $248,000 in 2023, due to a reduction in insurance rates.

●	A decrease of approximately $90,000 in marketing and investor relations expense as a result of reduction in use of outside agencies and increased use of internal resources.

These decreases were partially offset by the following increases:

●	An increase of approximately $43,000 related primarily to Board related cash and stock compensation as we continue to expand and build our Board of Directors.

●	An increase of approximately $140,000 in monthly consulting outside services costs driven by the growth and needs of our business and internal systems.

●	An increase in Mission Operations Support expense of approximately $63,000 related to ground support required for tracking and communicating with our first satellite launched in March 2024.

Total other income (expenses)

Other income and (expenses) showed an increase for the three months ended September 30, 2024, of other expenses of $523,347 to $730,691 compared to $207,344 in 2023 primarily due to an increase in interest expense related to our note payable which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures.

Nine Months Ended September 30, 2024 compared to the Six Months Ended September 30, 2023

	Nine Months Ended
	September 30,
	2024	2023	Change	%
Revenue	$3,846,683	$4,619,556	$(772,873)	(17%)
Cost of revenue	4,565,549	3,312,261	1,253,288	38%
Gross Profit (Loss)	(718,866)	1,307,295	(2,026,161)	(155%)
Gross Profit Percentage	(19%)	28%

Operating expense	9,912,466	10,881,111	(968,645)	(9%)
Other expense	(1,217,841)	(1,450,909)	233,068	(16%)
Net loss	$(11,849,173)	$(11,024,725)	$(824,448)	7%

Revenue

Total revenue for the nine months ended September 30, 2024 decreased approximately $773,000 versus total revenue for the nine months ended September 30, 2023. This is primarily a result of a change in the mix of contracts of varying types. Manufacturing non-related party revenue decreased 11% for the nine months ended September 30, 2024 to approximately $3.8 million as compared to approximately $4.6 million for the nine months ended September 30, 2023 and was primarily driven by the timing of fixed price milestone contracts and lower satellite related revenue. Manufacturing revenue from related parties decreased approximately 47% to $409,523 for the nine months ended September 30, 2024 from $766,985 for the nine months ended September 30, 2023 and was influenced by the timing of fixed-price milestone contracts and a reduction in the number of contracts our related party secured with its customers, leading to decreased outsourcing of work to us.

Cost of Revenue

The 38% increase in cost of revenue for the nine months ended September 30, 2024 to approximately $4.6 million as compared to approximately $3.3 million for the nine months ended September 30, 2023 was primarily driven by a mix of contracts, a decrease in our higher margin satellite related business as well as increased depreciation expense in our satellite related business. Cost of revenue from related parties for the nine months ended September 30, 2024 versus prior year, included approximately $272,000 and approximately $579,000, respectively.

Gross Profit (Loss)

The decrease in our gross profit of approximately $2.0 million to a gross loss of approximately $719,000 for the nine months ended September 30, 2024 as compared to a gross profit of approximately $1.4 million for the nine months ended September 30, 2023 is primarily attributable to a mix of contracts, lower sales from our satellite related business and increased depreciation expense related to our satellite side of the business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses of approximately $9.9 million were down approximately $1.25 million when compared with approximately $10.9 million for the same period in 2023, and was primarily due to the following:

●	A decrease of approximately $810,000 in professional fees expense primarily as a result of higher professional services costs incurred in 2023 related to legal fees associated with our business acquisition and expense associated with the termination of an agreement related to investment banking services as well as 2024 reduction in use of outside legal firms and increased use of internal resources.

●	A decrease of approximately $616,000 in payroll and related expenses primarily as a result of labor hours directly related to building the satellite fixed asset were reclassed from selling, general and administrative expense to fixed asset.

●	A decrease of approximately $317,000 in D&O insurance expense to approximately $428,000 compared to $745,000 in 2023, due to a reduction in insurance rates.

●	A decrease of approximately $276,000 in marketing and investor relations expense as a result of a reduction in use of outside agencies and increased use of internal resources

These decreases were partially offset by the following increases:

●	An increase in Mission Operations Support expense of approximately $531,000 to approximately $604,000 compared to approximately $73,000 in 2023, related to ground support required for tracking and communicating with our first satellite.

●	An increase of approximately $219,000 in capital raise related costs driven by the growth and needs of our business.

●	An increase of approximately $184,000 related primarily to Board related cash and stock compensation as we continue to expand and build our Board of Directors.

Total other income (expenses)

Other income and (expenses) showed a decrease of other expenses of $233,068 to $1,217,841 compared to $1,450,909 in 2023 primarily due to a change in accounting treatment of financing related costs included in other expense in 2023 to 2024 being included in the costs required to raise capital which are included in additional paid in capital on the balance sheet, partially offset by an increase in interest expense related to our note payable and asset-based loan facility in 2024.

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

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	Change	%
Net Income / (Loss)	$(3,902,589)	$(4,082,085)	$179,496	-4%
Interest Expense (i)	733,714	207,343	526,371	254%
Depreciation and Amortization (ii)	636,416	68,781	567,635	825%
Capital Raise expense (iii)	-	27,500	(27,500)	-100%
Severance Costs	3,192	75,000	(71,808)	-96%
Equity based compensation	76,013	38,275	37,738	99%
Total Non-GAAP Adjustments	1,449,335	416,899	1,032,436	248%
Adjusted EBITDA	(2,453,254)	(3,665,186)	1,211,932	-33%

(i)	Sidus Space incurred increased interest expense due to short-term note payable due in Q4 2024 and interest expense related to an asset-based loan.
(ii)	Sidus Space incurred increased depreciation expense 2024 with launch and deployment of satellite fixed asset and related satellite software, as well as new ERP software capitalization.
(iii)	Sidus Space incurred decreased capital raise expenses due to no capital raise activities in Q3 2024.

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	Change	%
Net Income / (Loss)	$(11,849,173)	$(11,024,725)	$(824,448)	7%
Interest Expense (i)	1,234,789	662,105	572,684	86%
Depreciation and Amortization (ii)	1,494,448	148,166	1,346,282	909%
Capital Raise expense (iii)	560,322	201,500	358,822	178%
Warrant costs underwriter (iv)	-	806,754	(806,754)	-100%
Severance Costs	10,701	75,000	(64,299)	-86%
Equity based compensation	236,040	38,275	197,765	517%
Total Non-GAAP Adjustments	3,536,300	1,931,800	1,604,500	83%
Adjusted EBITDA	(8,312,873)	(9,092,925)	780,052	-9%

(i)	Sidus Space incurred increased interest expense due to short-term note payable due in Q4 2024 and interest expense related to an asset-based loan.
(ii)	Sidus Space incurred increased depreciation expense 2024 with launch and deployment of satellite fixed asset and related satellite software, as well as new ERP software capitalization.
(iii)	Sidus Space incurred internal capital raise expenses related to multiple capital raises in 2024 & 2023
(iv)	Sidus Space incurred one-time costs related to underwriter warrants during 2023

Liquidity and Capital Resources

The following table provides selected financial data about us as of September 30, 2024, and December 31, 2023

	September 30,	December 31,
	2024	2023	Change	%
Current assets	$9,229,808	$9,202,310	$27,498	0%
Current liabilities	$13,819,315	$12,219,356	$1,599,959	13%
Working capital (deficiency)	$(4,589,507)	$(3,017,046)	$(1,572,461)	52%

We had an accumulated deficit of approximately $54.7 million and working capital deficiency of approximately $4.6 million as of September 30, 2024. As of September 30, 2024, and December 31, 2023, we had approximately $1.2 million of cash.

As of September 30, 2024 the working capital deficiency is primarily due to an increase in our asset-based loan utilized to support milestone driven manufacturing contracts. As of December 31, 2023, the working capital deficiency was primarily due to milestone driven manufacturing contracts.

Current assets of approximately $9.2 million were consistent as of September 30, 2024 and as of December 31, 2023.

Current liabilities increased by approximately $1.6 million or 13% to approximately $13.8 million as of September 30, 2024 from approximately $12.2 million December 31,2023. The increase was primarily attributable to an increase in our asset-based loan liability.

Cash Flow

	Nine Months Ended
	September 30,
	2024	2023	Change	%
Cash used in operating activities	$(10,288,228)	$(9,954,980)	$(333,248)	3%
Cash used in investing activities	$(5,102,661)	$(5,304,912)	$202,251	(4%)
Cash provided by financing activities	$15,406,183	$14,561,964	$844,219	6%
Cash on hand	$1,231,401	$1,597,331	$(365,930)	(23%)

Cash Flow from Operating Activities

Nine Months ended September 30, 2024 and 2023

For the nine months ended September 30, 2024 and 2023, we did not generate positive cash flows from operating activities. For the nine months ended September 30, 2024, net cash flows used in operating activities was approximately $10.3 million compared to approximately $10.0 million during the nine months ended September 30, 2023.

Cash flows used in operating activities for the nine months ended September 30, 2024 of approximately $10.3 million is comprised of a net loss of approximately $11.4 million, which was reduced by non-cash expenses of $236,040 for stock-based compensation and approximately $1.5 million for depreciation, and an increase in net change in working capital of approximately $625,000.

Cash flows used in operating activities for the nine months ended September 30, 2023 of approximately $10 million is comprised of a net loss of approximately $11.0 million, which was reduced by non-cash expenses of $845,029 for the issuance of warrants as compensation of underwriters services, $15,000 for bad debt and $148,166 for depreciation, and an decrease in net change in working capital of approximately $62,000.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024 and 2023, we purchased property and equipment in the amount of approximately $5.1 million and $5.3 million respectively, primarily related to purchasing satellite related components and software.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, net cash provided in financing activities of approximately $15.4 million included a January 2024 capital raise of approximately $5.6 million, a February 2024 capital raise of approximately $7.9 million, approximately $1.8 million in net proceeds from an asset-based loan and repayment of notes payable of $150,000.

During the nine months ended September 30, 2023, net cash provided in financing activities of approximately $14.5 million included our January and April 2023 capital raises of approximately $14.8 million net proceeds, partially offset by approximately $2,200 net repayment of an asset-based loan agreement and repayment of notes payable of approximately $224,000.

March 2024 Public Offering

On March 5, 2024, we completed an underwritten public offering of 1,321,000 shares of our Class A common stock at a public offering price of $6.00 per share, for which we received approximately $7.1 million of net proceeds.

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

These five elements, as applied to each of the Company’s revenue category, are summarized below:

Revenues from fixed price manufacturing related contracts that are still in progress at month end are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs for each contract. This method is used because management considers total costs to be the best available measure of progress on these contracts. Revenue from fixed price contracts and time-and-materials contracts that are completed in the month the work was started are recognized when the work is shipped.

Revenues from fixed price contracts primarily related to satellite payloads that require milestone payments are recognized at the time of the milestone being met. This method is used because management considers that the payments are nonrefundable unless the entity fails to perform as promised. If the customer terminates the contract, we are entitled only to retain any progress payments received from the customer and we have no further rights to compensation from the customer. Even though the payments made by the customer are nonrefundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate us for performance completed to date. Accordingly, we account for the progress under the contract as a performance obligation satisfied at a point in time.

Inventory

Inventory consists of work in progress and finished goods and consists of estimated revenue calculated on a percentage of completion based on direct labor and materials in relation to the total contract value. We do not maintain raw materials.

Credit Losses

The provision for expected credit losses on trade receivables is estimated based on historical information, customer solvency and changes in customer payment terms and practices. The Company calibrates its provision matrix to adjust the historical credit loss experience with forward-looking information. The amount of expected credit losses is sensitive to changes in circumstances and of forecast economic conditions. The Company’s historical credit loss experience and forecast of economic conditions may also not be representative of the customer’s actual default in the future. The company utilizes the Allowance Method based on the accounts receivable aging in order to accrue bad debt expense.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDUS SPACE, INC.

Date: November 14, 2024	By:	/s/ Carol Craig
Carol Craig
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

-39-