Form 10-K
period 2024-12-31
Sidus Space Inc.
filed 2025-03-31
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $2.34 per share, which was the last sale price of the Class A common stock as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,538,645.

Number of Class A common shares and Class B common shares outstanding as of March 31, 2025 was 18,204,483 and 100,000, respectively.

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

ITEM 1. BUSINESS

Company Overview

Overview

Founded in 2012, Sidus Space is an innovative, agile space mission enabler providing flexible, cost-effective solutions to government, defense, intelligence, and commercial companies around the globe. Our products and services include satellite manufacturing and technology integration, AI-driven space-based data solutions, mission planning and management operations, AI/ML products and services and space and defense manufacturing. With our mission of Space Access Reimagined®, Sidus is committed to rapid innovation, adaptable and cost-effective solutions, and the optimization of space system and data collection performance.

We offer customers a variety of mission options whether the ability to host a technology, procure a satellite bus, or simply purchase data as a service. Our flight proven modular satellite, LizzieSat® is a 3D printed, multi-sensor, multi-mission satellite, which is the first of its kind, offering a flexible, cost-effective platform that can be easily adapted to integrate new technologies or customized and scaled to create a new satellite design to meet mission requirements.

Through our Sidus Orlaith™ AI ecosystem, we enable near real-time on-orbit data processing, enhancing the speed and efficiency of data delivery from LizzieSat® sensors. Orlaith™ offers high-performance on-orbit edge computing and data processing from diverse sensor sets leveraging Sidus’ proprietary FeatherEdge™ hardware and Cielo™ software. Orlaith’s systemic capabilities provide industry-leading and differentiated data delivery for a wide range of end uses including methane detection, AIS tracking, border security, and technology characterization. Orlaith’s data processing can also be seamlessly customized for new and/or esoteric missions.

As a forward-thinking mission partner, Sidus excels at responding swiftly to change. We work closely with global clients to co-develop mission solutions tailored to both technical requirements and budget constraints. Our Cielo™ AI data processing algorithms can be updated while in orbit, which provides additional mission flexibility. By leveraging our vertically integrated in-house capabilities—engineering, manufacturing, and mission management—we are able to rapidly pivot and deliver at the pace of innovation.

Sidus has demonstrated proven space heritage, successfully launching three hybrid, additively manufactured LizzieSat® satellites equipped with advanced AI edge-computing capabilities in just over 12 months. This achievement underscores our position as a leader in space technology, artificial intelligence, and innovation. This success is built on more than a decade of experience delivering flight-proven systems, platforms, devices, and hardware for customers such as NASA, the Department of Defense (DoD), SpaceX, and Blue Origin. We are strategically headquartered on Florida’s Space Coast, which provides easy access to nearby launch facilities, and we operate a 35,000-square-foot manufacturing, assembly, integration, and testing facility which reduces production time. We have an experienced team with expertise in multi-disciplinary engineering, mission-critical hardware manufacturing, satellite design, production, launch planning, mission operations, and in-orbit support.

We continue to focus on innovation and agility. In October of 2024, we received approval from the U.S. Federal Communications Commission (FCC) to operate a micro constellation of remote sensing, multi-mission satellites in Low Earth Orbit (LEO), and we continue to enhance the capabilities of our LizzieSat® platform. Planned enhancements include:

●	Open VPX/ SOSA compatible architecture with simplified assembly and integration, reduced mass, and enhanced performance
●	Integration of AI processor capable of handling 248 trillion or Tera Operations Per Second (TOPS)
●	Upgraded payload processor with Field Programmable Gate Array (FPGA) capable of handling payloads at high speed up to 12 Gb/s; also includes five times more computing power and more speed with a 1.8 GHz quad core processor
●	Up to 4 Tb memory storage
●	Upgraded 2nd generation FeatherEdgetm AI/ML processor that incorporates a space-to-space data relay module, enabling rapid, direct-to-user data transfer for time-sensitive missions.

Our products and services are offered through several verticals: Satellite Design and Manufacturing; Technology Design and Integration; AI-driven Space-based Data Solutions; Mission Planning Operations; AI/ML Products and Services; and Space and Defense Manufacturing.

Our vertically integrated model with complementary lines of business enables us to unlock new potential revenue generating opportunities while maintaining diversity of revenue. We are not dependent on a single line of business or customer, which provides us the “optionality” to scale where market needs demand. This diversity mitigates risks associated with external factors like macroeconomic shifts or technological disruptions. Our flexibility allows us to adapt swiftly to market changes, supporting growth across all our business lines.

Products and Services

We provide adaptable yet cost-effective solutions with the full understanding and experience of the entire space life cycle from hardware manufacturing to mission planning and operations to space-based data delivery.

Custom satellite design and manufacturing: Sidus provides custom satellite design services, working closely with clients to develop satellite solutions aligned with specific mission objectives. Using the modular LizzieSat® platform, which can be adapted for various technologies and mission requirements, Sidus supports the design and integration process from concept to completion. This flexible approach is intended to deliver tailored satellite designs that can meet a broad range of operational and data collection needs. We currently have three variations of our LizzieSat® platform:

●	LizzieSat® (Gen 1: LS1-3): Multi-mission satellite for a multi-mission micro constellation
●	LizzieSat-XL (Gen 2: LS4+): Upgraded VPX Technology for Next Generation Communication
●	Lunar Lizzie: Expanded battery capacity and atomic clock for precise and accurate clocking

Sidus also offers fully customized satellite design services for any mission in Leo, Geo, Cislunar or Lunar.

Technology hosting and mission management: Sidus offers technology hosting and mission management services designed to simplify clients’ path to space and enable clients to focus on their mission goals without the complexities of satellite operation. Sidus provides integration for a variety of technologies using our LizzieSat® platform. While on-orbit, we provide 24/7/365 real-time routine and non-real-time mission operations, including satellite monitoring, control, and data management. Our support includes:

●	Amazon Web Services cloud-based servers for data transfer and archival
●	Backup control center capability
●	In-house designed C2 routing, encryption, and customer API integration
●	Multiple ground station providers available for use to meet customer needs
●	Physical and cyber security to ensure satellite and onboard technologies are protected

AI enhanced space-based sensor Data-as-a-Service: Sidus offers AI-enhanced Data-as-a-Service, utilizing the Orlaithtm AI ecosystem, which includes our FeatherEdge™ AI processor and Cielo™ AI solutions from space, on the LizzieSat® platform to deliver timely data insights from space. The LizzieSat® design enables simultaneous on-orbit data collection from multiple sensors, with the flexibility to combine data streams in unique ways to support diverse applications and missions from the same platform.

By processing onboard sensor data directly and transmitting only crucial information, the Orlaithtm AI ecosystem reduces downlink costs and significantly bolsters response times for critical events. Additionally, Cielo™ AI algorithms can be upgraded while in orbit, providing adaptability for evolving mission needs. The data-as-a-service approach is designed to support applications in environmental monitoring, disaster response, security, and more, offering customers access to near real-time data that can aid in informed decision-making. The data-as-a-service is a subscription-based model with multiple price tiers based on span of data accessed and is applicable to multiple customers including government (e.g., climate change, environmental disasters), defense (e.g., border security), and commercial (e.g., insurance).

Space and Defense Manufacturing: Sidus provides a range of space products and manufacturing services, including mission-critical components and systems engineered for space environments. Our 35,000-square-foot ISO 9001:2015, AS9100 Rev. D certified facility supports the manufacturing, testing, and assembly of space-grade hardware. Sidus works to deliver high-quality, reliable space products for government, defense, and commercial clients by leveraging its expertise in engineering and mission-critical manufacturing. Our space offerings include:

●	Multi-material 3D printing technology for the fabrication of a complex satellite bus and parts. 3D printing revolutionizes the space manufacturing process by reducing production costs and lead times while reducing the weight of the satellite bus. The technology has been successfully used on-orbit.
●	Precision machining
●	Multi-discipline engineering and design services
●	Program management including supply chain management

We have an approximately 10,000 square-foot reconfigurable avionics lab that produces a wide range of space system flight and ground cables, medical and mission critical wire harnesses, military harness assemblies, electronic chassis, and electro-mechanical assemblies. Additionally, our 864 square foot, ISO-8 clean room allows us to offer highly differentiated manufacturing and assembly.

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

Our broad range of support of international and domestic governments and commercial companies includes the Netherlands Organization, U.S. Department of State, the U.S. Department of Defense, NASA, Collins Aerospace, Lockheed Martin, Teledyne Marine, Bechtel, Sierra Space, Intuitive Machines, OneWeb Satellites, Parsons Corporation, and L3Harris in areas that include but are not limited to launch vehicles, satellites, and autonomous underwater vehicles.

Technology Design and Integration: Sidus leverages its manufacturing and technology expertise to address critical space supply chain challenges with initiatives that are expected to further Sidus’ mission of Space Access Reimagined®, providing flexible and cost-effective solutions to an expanding global customer base.

●	Orlaith™ AI Ecosystem which includes FeatherEdge™ hardware, a compact data processing unit tailored for AI applications in orbit, and Cielo™, AI solutions from space, for delivering insights from diverse sensor sets
●	FeatherEdge™ is a compact data processing unit tailored for AI applications in orbit. Its small size and low power design enable compatibility with diverse satellite platforms or as a standalone product. In addition to satellites, it can be integrated in the most remote and challenging environments such as drones, ships, aircraft, and high altitude ballons to provide high-performance computing and communications at the edge
●	Sidus low voltage differential signaling (LVDS) switch card
●	Reusable flight software
●	Flight computer simulator software
●	Lab-based integration and test-bed platform
●	VPX System including OBC/GPU
●	Printed Circuit Board for GPS, radio, microcontrollers

Key Achievements

●	Successfully launched LizzieSat®-1 in March 2024 and LizzieSat®-2 in December 2024, establishing our micro-constellation for delivering near real-time solutions for our customers’ mission critical needs. In Q1 2025, we completed the build and launch of our third commercial satellite, LizzieSat®-3, equipped with both Sidus and customer-hosted technologies
●	Executed contract to exclusively design and build the first-generation lunar fleet of Data Storage Spacecraft for Lonestar Data Holdings, a provider of premium data storage and Resiliency-as-a-Service (RAAS), which reinforces the adaptability of the LizzieSat® platform
●	Established a fully operational mission control center to manage satellite operations, orchestrate collection management tasks and satisfy data distribution requests for our own constellations and others and signed agreement with Neuraspace to provide space traffic management and LEOP (Launch and Early Operations) support services, enhancing Sidus’ constellation operation capabilities
●	Received approval by the U.S. Federal Communications Commission (FCC) for operation of a micro constellation of remote sensing, multi-mission satellites in Low Earth Orbit (LEO)
●	Awarded second contract to integrate HEO Holmes Imager aboard LizzieSat®-3
●	Awarded contract with Xiomas Technologies to supply a FeatherEdge™ computing processor for fire detection via high-altitude infrared imaging
●	Awarded $2 million contract from Craig Technologies to manufacture two fleet interactive display equipment (FIDE) pre-production unit main panels for U.S. Navy Propulsion systems
●	Awarded subcontract on the $30M Intuitive Machines-led Moon RACER team for the NASA Lunar Terrain Vehicle Services (LTVS) contract in support of the Agency’s Artemis Campaign and commenced work
●	Expanded capabilities related to Lunar missions following award of the NASA Lunar Terrain Vehicle Services Contract as a member of the Intuitive Machines-led Moon Reusable Autonomous Crewed Exploration Rover team
●	Announced strategic partnerships with international partners in support of the Sidus International Space Center, to include German satellite manufacturing startup Reflex Aerospace, Japanese space-tech company Warpspace specializing in next-generation optical communication technologies and NamaSys Bahrain, a multi discipline Technology & Electronic Security Consultancy supporting Saudi Arabia space initiatives
●	Awarded follow on contract for additional support to NAA Stennis Space Center for Autonomous Satellite Technology for Resilient Application (ASTRA) historic in-space payload mission with NASA Stennis Space Center and secured follow-on contract for additional ASTRA support
●	Demonstrated Sidus Orlaithtm on-orbit capability with an AI enhanced, thermal sensing firefighting software solution, showcasing the ability to process large sets of raw data in space and deliver only relevant information to end users. This achievement established flight heritage, which is the history of successful operation of a particular component, subsystem, or system in a space environment, for our Sidus Orlaithtm AI Ecosystem edge computing hardware and software solutions
●	Incorporated space-to-space data relay module, enabling rapid, direct-to-user data transfer for time-sensitive missions into LizzieSat®-3 communication system to integrate Iridium-enabled technology into future satellites
●	Completed the critical design review for LizzieSat® NL, a laser communication satellite contracted by The Netherlands Organization
●	Demonstrated manufacturing excellence by producing and delivering thousands of unique parts to 14 customers across commercial, government and defense sectors, reinforcing Sidus’ role as a trusted provider of mission-critical hardware
●	Strengthened intellectual property portfolio with the approval of new patents and the publication of a patent application protecting enhanced functionality of the LizzieSat® Modular Satellite Platform System
●	Developed and achieved flight heritage for the Sidus low voltage differential signaling (LVDS) switch card, which extends the capabilities of the payload processor, enabling communication with multiple optical sensors through high speed LVDS data connections
●	Extended partnership as protégé with L3Harris under Department of Defense Mentor-Protégé Program

Differentiation:

Our LizzieSat® satellite platform has been designed to provide a standard, modular satellite platform that serves as the foundation for multiple missions for Leo, Geo, Cislunar, Lunar and beyond. Additionally, our platform provides differentiated data collection when compared to industry alternatives. The LizzieSat® multi-mission satellite for a multi-mission constellation leads the next generation of earth and space data collection by:

●	Collecting on-orbit coincident data: LizzieSat® is capable of hosting multiple-sensors on the same satellite to collect varying data types at the same time and with the same collection geometry. On-orbit coincident collection provides the opportunity to develop higher value data by creating derivative products through data fusion of multiple types of sensor outputs.

●	Analyzing data on the satellite on-orbit: Our satellites feature Sidus’ proprietary artificial intelligence ecosystem, Sidus Orlaith™. Sidus Orlaith™ enables on-orbit data processing for critical applications such as Space Situational Awareness (SSA), maritime monitoring and disaster response. The Sidus Orlaith AI Platform™ is powered by the edge computer, FeatherEdge™ GEN 2, featuring the NVIDIA Jetson NX Orin module which is capable of 100 trillion or Tera Operations per Second (TOPS). This advanced space–rated AI processing system is optimized for delivering high-performance, near real-time data analytics directly from space. Enhancements to future satellites include an upgraded FeatherEdgetm processor that can handle 248 trillion or Tera Operations Per Second (TOPS).

●

Space to Space Data Relay: By processing data at the edge on-board LizzieSat®, we can reduce the file size and transmit only the processed solution, not the entire raw dataset. This enables us to move data from low-earth orbit to higher orbit data relay services for a lower-cost and more continual data transmission option to our customers. Additionally, it significantly reduces downlink costs and enhances response times critical to customer applications. LizzieSat®-3 is upgraded to harness the powerful combination of rapid direct-to-user data transfer capability and on-orbit Artificial Intelligence by integrating a space-to-space data relay module to provide data vital to organizations utilizing direct-to-device hardware.

●	Post-launch mission additions: Our LizzieSat® satellites have been designed with a system flexible enough to support new customer missions post-launch (through software and algorithm updates) to allow Sidus to generate additional revenue on LizzieSat® platforms that have already launched and are operating on orbit.

The net value of data collected from our planned LizzieSat® constellation is expected to allow organizations to make better decisions with higher confidence, and increased accuracy and speed. We expect to enrich this processed data with customizable analytics users control for their own use case, and in turn provide data as a subscription across industries to organizations so they can improve decision-making and mitigate risk.

Planned services that benefit current and future customers include delivering space-based data that can provide critical insight for agriculture, commodities tracking, disaster assessment, illegal trafficking monitoring, energy, mining, oil and gas, fire monitoring, classification of vegetation, soil moisture, carbon mass, Maritime Automatic Identification System (AIS), Air Traffic Control Automatic Dependent Surveillance, and weather monitoring; providing the ability for customers to demonstrate that a technology (hardware or software) performs successfully in the harsh environment of space and delivering space services. Our operating strategy is to continue to capitalize on our smart vertical integration to enhance the capabilities of our multi-mission satellite constellation, to design and manufacture satellites for government and commercial customers utilizing our advanced and proprietary technologies, to increase our international and domestic partnerships and to expand our coincident data analytics. Our two primary operating assets—our satellite constellation and our manufacturing facility and capability - complement each other and are the result of years of experience and innovation.

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

Expanding Commercial Satellite Operations

Our goal is to enable customers to meet their mission objectives with cost-effective solutions and to help them understand how space-based data can be impactful to day-to-day business. Our strategy includes increasing the demand downstream by starting out as end user focused. While others are focused on a data verticalization strategy specializing in key sectors or a problem set, we believe that flexibility in production, low-cost, standardized design and offering ‘Space Access Reimagined’ for consumers will provide a scalable model for growth. In just over twelve months, we successfully launched and began operations with three LizzieSat® multi-mission satellites for a multi-mission constellation. Designed to be modular, flexible, and cost-effective, our proven LizzieSat® platform enables rapid mission configuration and scalability across a wide range of satellite sizes, efficiently addressing unique mission requirements. Built with several proprietary Sidus designs for reusable core components, our smart vertical integration provides greater control over the supply chain, ensuring seamless integration of all components—whether developed in-house or sourced externally. This integrated approach offers a distinct advantage over competitors who rely on purchasing and integrating hardware, software, and subsystems from multiple vendors.

Our existing, proven manufacturing facility and infrastructure provides scalable and streamlined manufacturing with flexible and efficient cycles tailored to both internal and external end-users. We ensure controlled product quality and service through the use of space-qualified Commercial Off-the-Shelf (COTS) components, along with our AS9100 certified capability to manufacture our own space supply chain products. Our modular design supports flexible technology integration, enabling rapid incorporation of variable sensors and mission-specific technologies. By spreading fixed costs across multiple customers and capabilities, we offer a more cost-effective solution. As a full-stack space services provider, our offerings are anchored by a state-of-the-art Mission Control Center (MCC), ensuring end-to-end mission support.

In Q2 2024, we announced the successful on-orbit activation of the FeatherEdge™ AI processer which enables us to deliver near real-time intelligence derived from earth observation data. Further expanding the capabilities of our constellation, we implemented the SatLab A/S second-generation automated identification system (AIS) technology into the LizzieSat® satellite constellation. AIS technology uses sophisticated systems on board marine vessels to identify and track ships to prevent collisions and protect life at sea. The integration of this technology, combined with data from optical sensors on board LizzieSat®, enables unique vessel tracking and monitoring solutions while providing valuable information about ship movements in real time. In addition to AIS technology, we have integrated visual spectrum and multispectral imagers into our sensor suite and expect to expand the sensors to include software defined multispectral or hyperspectral sensors for future satellite missions.

We have previously been approved for our X-band and S-band radio frequencies licensing through a published filing by the ITU on April 6, 2021. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, which is a Variable interest entity to us. The ITU filing contains approved spectrum use for multiple X-Band and S-Band frequencies and seven different orbital planes, including 45 degrees. In August 2023, the FCC granted Sidus a LizzieSat® experimental launch and operating license for launch and deploy on a SpaceX Falcon 9 Transporter 10 mission. This license includes approval for orbital operations utilizing the previously approved ITU S-band and X-band frequencies and ground station coverage. We also received FCC Part 25 license approval for the LizzieSat® satellite constellation missions two through five in October of 2024. The National Oceanic and Atmospheric Administration (NOAA), an agency of the U.S. Department of Commerce, granted a Tier 1 license authorizing Sidus to operate LizzieSat, a private remote-sensing space system in 2024.

We currently have several satellites in production and expect to launch four to six more LizzieSat® satellites ranging from 100kg to 400kg over the next 24 months. In addition, we expect to begin building satellites for other customers including lunar missions.

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

Growing and expanding our experienced space hardware operations

We are seeking to grow our space and defense hardware operations, with a goal of expanding from one shift to two and a half shifts as a result of an expected increase in customer base in the future. Additionally, we are specifically targeting growth in our avionics and wire harness division to meet the needs of the commercial and government space industry. With current customers in the space, marine, and defense industries, our contract revenue is stable, and we are in active discussions with numerous potential customers, including government agencies, large defense contractors and private companies, to add to our contracted revenue. In the past decade, we have fabricated ground and flight products for the NASA SLS Rocket and Mobile Launcher as well as other commercial space and satellite companies. We have supported customers such as Boeing, Lockheed Martin, Northrop Grumman, Dynetics/Leidos, Blue Origin, United Launch Alliance, Collins Aerospace, L3Harris, OneWeb and Space Systems Loral/Maxar. We have manufactured various products including fluid, hydraulic and pneumatic systems, electrical control systems, cable harnesses, hardware lifting frames, umbilical plates, purge and hazardous gas disconnects, frangible bolts, reef cutters, wave guides, customized platforms, and other precision machined and electrical component parts for all types of launch vehicles, ground, flight and satellite systems.

Vertically Integrated Space Infrastructure Manufacturing

We are designing, developing, manufacturing, and operating a constellation of proprietary smallsats in addition to designing and building variations of our satellites for other customer missions. These satellites are designed for multiple missions and customers and form the foundation of our satellite platform. Our initial satellites weigh approximately 100 kilograms each and are designed to be more functional than cubesats and nanosatellites and less expensive to manufacture than our competitors. In addition to our own hybrid 3D printed, modular satellites, we are designing and manufacturing customized satellites using our standard design for LEO and lunar applications for customers that include government and commercial entities.

Our cost-effective smallsats are designed from the ground-up to optimize performance per unit cost. Our model is a movement from highly bespoke, costly satellite manufacturing techniques to standardized bus with integration of customer requirements at lower costs. We can integrate technologies and deliver data on demand at lower costs than legacy providers due to our vertical integration, use of commercial off the shelf (COTS) proven systems, cost-efficiencies, capital efficient satellite design, and adaptable pricing models.

We design and manufacture satellites at our Cape Canaveral facility. Our current configuration and facility is designed to manufacture multiple satellites per month. Our vertical integration enables us to control satellite production through the entire design, manufacturing, and operation process. Our years of experience manufacturing space hardware means we can leverage our manufacturing expertise and commercial best practices for satellite production. Additionally, leveraging both in-house and partner-provided subsystem components and in-house design and integration services as well as operational support of satellites on orbit, provides turn-key delivery of satellites to offer “concept to constellation” in months instead of years. Specifically, our offerings are expected to encompass all aspects of hosted satellite and constellation services, including hosting customer technologies onto our satellites, and delivering data and constellation services to customers from our space platform. These services are expected to allow customers to focus on developing innovative technologies rather than having to design or develop complete satellite buses or constellations. Additionally, we provide ancillary services that include telemetry, tracking and control, communications, processing, as well as software development and maintenance.

Our patented space-related technologies include a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on earth, the moon, Mars, some asteroids, and other terrestrial planets and moons. We continue to patent our products including our satellites, external platforms and other innovations. Sidus holds 14 granted patents and 13 pending applications.

Revenue Generation

We perform work under contracts that broadly consist of fixed-price and time-and-materials or a combination of the two. Pricing for all customers is based on specific negotiations with each customer. For a description of our revenue recognition policies, see the section titled “Critical Accounting Policies and Significant Judgments and Estimates”.

Historically, most of our revenue has been derived from fixed-price and time-and-materials for the delivery of manufacturing products, assemblies or hardware. In order to satisfy some of these contracts, we undertake engineering for the research, design, development, manufacturing, integration and sustainment of the project. For other contracts, we are only required to ‘Build to Print” however, engineering changes may occur during the duration of the contract and costs outside the scope of the effort are reimbursed. The integration of these technologies and systems lead to an organic and integrated capability to satellite manufacturing lifecycle services a commercial services basis. Individual contracts are aggregated by mission (LizzieSat-1, LizzieSat-2, Bechtel) for management purposes.

Revenue from long-term contracts can fluctuate from period to period largely based on the stage of the project and overall mission. These projects will typically have a ramp up period in the beginning stage and wind down as the mission nears launch date. This may cause fluctuations in future revenue, profits and cash flows.

We generate revenue by selling technology space on our satellite platform, providing engineering and systems integration services to strategic customers on a project-by-project basis, and manufacturing space hardware for other space and defense entities to include satellites. Additionally, we intend to add to our revenue by selling geospatial data and monitoring services that provide near real-time actionable intelligence on data captured through our constellation. This support is typically contracted to both commercial and government customers under fixed price contracts and often includes other services. Due to the size and capacity of our satellite, we plan to expand the diverse array of sensors on each satellite such as Multispectral and Hyperspectral Earth Observing Imagers, Maritime Vessel RF Tracking receivers, UHF IoT Transceivers, Optical Communications systems, and others. Integrating multiple sensors and technologies on a single multi-mission satellite can simultaneously address the needs of multiple customers and their requirements.

Lowering Manufacturing Cost and Schedule

We have developed a manufacturing model that provides rapid response to customer requirements including integration of customers’ technologies for space-based data delivery. Our satellites are designed to integrate COTS subsystems that are space-proven, can be rapidly integrated into the satellite and replaced rapidly when customer needs change or evolve. Our vertically integrated manufacturing processes give us the flexibility to make changes during the production cycle without impacting launch or costs.

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

Environmental

As global awareness of environmental sustainability continues to grow, we recognize our responsibility to implement innovations that not only advance aerospace solutions but also promote environmentally conscious practices with measurable benefits for our planet. A core element of our sustainability strategy is the integration of in-house 3D printing technology as a primary manufacturing method. While 3D printing offers numerous operational advantages, one of its most significant contribution lies in reducing environmental impact. Notably, a portion of our LizzieSat® satellite bus is 3D printed, aligning with our mission to minimize our ecological footprint.

3D printing significantly reduces energy consumption and material waste compared to traditional machining methods, which often generate more scrap than usable parts. By eliminating the excess waste and energy demands of conventional processes, we achieve greater efficiency and a lower carbon footprint. The advantages extend beyond manufacturing: the lighter weight of 3D-printed components reduces transportation energy—whether by cargo ship or commercial vehicle—and requires less storage space, thereby lowering the energy needed for warehousing.

Looking ahead, we are committed to further enhancing our sustainability efforts. We actively explore the use of biodegradable and recycled materials for part production and continue to improve existing practices. Currently, we recycle approximately 5,000 pounds of metal annually, in addition to all used oil and coolant. As technologies evolve, we remain dedicated to adopting next-generation sustainable solutions and preserving our planet for future generations.

Social

We recognize the vital importance of our employees, the communities we operate in, and the global community at large. This awareness drives our commitment to implementing initiatives that create meaningful, positive impact - from the individual to a global scale.

Employee well-being lies at the heart of our mission. Rooted in a culture of family and community, we uphold our core values by offering robust benefits, educational assistance, and a safe, healthy work environment for all. We also celebrate the value of diversity—because our company was built on it—and continue to foster an inclusive workplace where everyone can thrive.

We believe that strong communities are fundamental to our success. That belief inspired the creation of Sidus Serves, our initiative dedicated to improving life on Earth through meaningful community engagement. Volunteerism is an integral part of our culture. We actively support K–12 education, assist military personnel and veterans, champion environmental stewardship, and contribute our time and resources to local nonprofits.

Our employees are passionate about making a difference, and we proudly invest in the communities where they live and work. We’re especially committed to supporting local STEM programs and schools, with a focus on bridging the opportunity gap in the aerospace industry. Through partnerships with organizations that provide hands-on STEM learning to a diverse range of students, we are helping to build a more inclusive and innovative future.

Governance

Our governance structure is designed to promote transparency, efficiency, and ethics. Through a qualified and diverse chain of command, we are confident that our decision making will carry out performance at the highest degree. Our Board of Directors consists of professionals with strong executive experience, business strategy and leadership skills. Our board consists of 5 independent directors alongside our CEO.

Our Growth Strategies

We are focused on empowering end users, developers, channel partners and the organizations they serve to quickly and easily access and integrate real-time geospatial intelligence into their daily operations and prove out technologies to further grow the space ecosystem. Our growth strategy is driven by the following objectives:

Increase our overall customer base. As an established heritage aerospace firm, we are positioned at the forefront of the ongoing political and secular shift toward space-based communications and data derived from commercial satellite and intelligence providers. This evolving landscape presents a significant opportunity to expand our customer base through a combination of direct and indirect sales strategies. To support this growth, we are actively scaling both our direct sales teams and our global network of indirect sales channels.

Expand within our current customer base. As our satellite design and manufacturing and space-based data offerings grow and deliver results, we expect that our current customers will increase their spending on our expanded services.

Continue to penetrate international markets. We have expanded our strategic focus to include international markets, actively building a pipeline of prospective partnerships with small, underrepresented governments and global companies that can benefit from our expertise and services. As part of this initiative, we have signed partnership agreements with companies in Germany, Japan, Bahrain, and India to explore potential joint venture opportunities.

Grow distribution channels and channel partner ecosystem. We have strategically invested resources to expand our sales reach by developing robust distribution channels and forging partnerships with technology providers, solution partners, strategic global system integrators, and value-added resellers. These collaborations are designed to help us enter and grow in new markets while effectively complementing our direct sales efforts.

Develop additional business models and Go-to-Market strategies for space-based data services. Our approach to providing analytics from Space rather than raw data has created a new business model that allows us to greatly improve margins on the data we collect. Margins improve due to a reduction in downlink costs and the ability to use the same dataset to provide curated data services to different customers in near real-time. By leveraging our relationships with trusted partners, we have been able to test out this new business model and enhance our offering to reach more customers.

Global Space Industry Overview

The space economy has experienced significant growth in recent years, driven by technological advancements in satellites and terrestrial technologies that have enabled new commercial applications. These applications encompass satellite broadband, remote imaging, Internet-of-Things (IoT)/Machine-to-Machine (M2M) communications, defense-related uses, and more. Consequently, numerous operators have announced plans for new satellite constellations, predominantly comprising small Low Earth Orbit (LEO) satellites rather than traditional large Geostationary Orbit (GEO) satellites. This influx of new entrants across various segments has led to an evolving small satellite value chain, particularly in launch services, downstream value-added applications, mergers and acquisitions, and consolidation among stakeholders.

The rapid pace of innovation continues to drive the commercialization of space-based data, analytics, and insights, enhancing their relevance to businesses, governments, and the public. The demand for space-derived data is growing rapidly, while the cost of accessing space is decreasing. Key trends in the new space economy include the expansion of satellite constellations, increased availability of space-based data, a shift in user demand toward analytics and insights, climate change adaptation, global security concerns, and advancements in on-board technologies.

According to a McKinsey report published in January 2025, the space economy is projected to reach $1.8 trillion by 2035, up from $630 billion in 2023, with an average annual growth rate of 9%, outpacing global GDP growth. This growth is expected to be driven by satellites, increased government space budgets, and new applications and industries in space exploration.

The small satellite market is also experiencing substantial growth. According to The Business Research Company and a 2025 Global Market Insights report, the global small satellite market size was valued at $6.9 billion in 2024 and is projected to grow at a compound annual growth rate (CAGR) of 16.4% from 2025 to 2034, reaching approximately $30.6 billion by 2034. This growth is attributed to factors such as cost-effectiveness in space missions, advances in miniaturization, rapid development cycles, improved access to space, and the commercialization of space operations.

Private investment in the commercial space industry has surged, leading to the emergence of new companies reinventing major elements of the traditional space industry, including human spaceflight, satellites, and launch services, as well as unlocking entirely new market segments. Government agencies have recognized the value of the private commercial space industry and have become increasingly supportive and reliant on private companies to catalyze innovation and advance national space objectives. In the United States, this is evidenced by notable policy initiatives and the growing share of space activities conducted by commercial contractors.

Overall, the space economy is poised for significant growth, with both established and emerging players contributing to an increasingly dynamic and competitive landscape.

Launch Market

Historically, access to space was constrained by high capital requirements, with launch costs serving as the primary bottleneck for orbital activities. Launch availability—adequate for traditional, large-scale missions occurring only a few times a year—was often insufficient and limiting for operators of small satellites (smallsats). While emerging launch providers have aimed to increase launch frequency and flexibility for smallsat missions, financial barriers have continued to pose challenges for new entrants.

Today, the landscape is shifting rapidly. After years of limited launch opportunities, small satellites now benefit from a wider range of launch solutions, including dedicated small launch vehicles, rideshare programs, brokers, and deployment systems. According to Euroconsult, the small satellite launch market—valued at $7.6 billion—is projected to grow by over 279% to reach $28.4 billion. However, a significant portion of that market remains dominated by national programs and vertically integrated providers like SpaceX. Previously overlooked due to fragmented demand and lower perceived profitability, the smallsat sector is now receiving increased attention, as launch supply adapts to meet rising demand with greater responsiveness and innovation.

Small Satellite Market

Since 2018, the commercial space market has experienced a significant paradigm shift, leading to an increased demand for small satellites. According to Euroconsult, smallsats have become more compact over the past few years while enhancing their performance. Technological advancements have expanded their mission capabilities, making them more resilient, effective, and cost-effective. This miniaturization trend allows customers to choose between lighter satellites with unchanged capabilities or larger, more powerful satellites offering greater functionalities. Key technical enablers include:

●	Extended use of electric propulsion
●	Miniaturization of attitude sensors
●	Improvements in solar cell and battery efficiency
●	Commercial off-the-shelf (COTS) solutions for bus electronics
●	3D printing technologies

The demand for large geosynchronous satellites has declined as companies focus on deploying constellations of smaller, cost-effective broadband satellites in low and medium Earth orbits. Advancements in space-related sectors, particularly computational technologies and data analytics, have facilitated the miniaturization of satellite systems, thereby enhancing the market. Consequently, smallsats now provide operational services previously exclusive to larger satellites. Euroconsult projects that approximately 26,104 smallsats (under 500 kg) will be launched between 2023 and 2032, averaging a daily launch mass of 1.5 tons over the decade.

Moreover, this market growth has led to the emergence of new segments, such as nanosatellites (weighing less than 10 kg) and microsatellites (weighing between 10 and 100 kg). These satellites can operate individually or as part of constellations—large groups of interconnected satellites providing services like global internet connectivity, exemplified by SpaceX’s Starlink constellation. Euroconsult reports that the smallsat manufacturing market, valued at $15.5 billion from 2012 to 2021, is expected to grow by 258% to $55.6 billion over 2022 to 2031, driven by numerous constellation projects from both commercial and government stakeholders. The next decade will primarily feature the rollout of multiple constellation projects, accounting for 81% of smallsat launches, mainly by commercial operators. Notably, 3,335 smallsats under 10 kg are anticipated to launch in the next decade, more than doubling the 1,656 launched between 2012 and 2021. Satellites in this category, especially CubeSats, have gained momentum recently, with 1,187 launched in the past five years alone.

The growth in low earth orbit satellite constellations is driven by technological advances in ground equipment, new business models, expanded funding, and increasing demand for high bandwidth and lower latency. Although the satellite constellations market remains in its early stages, significant growth is anticipated in the launch industry as companies seek versatile and cost-effective methods to deploy single satellites to specific orbits or establish their satellite constellations. Furthermore, the expansion of the satellite constellations market is expected to benefit satellite services offerings. LEO satellite constellations have relatively short lifespans on orbit, necessitating the launch of replenishment satellites every few years.

Customer / Market Research

Euroconsult reports that the smallsat manufacturing market, valued at $15.5 billion from 2012 to 2021, is expected to grow by 258% to $55.6 billion over 2022 to 2031, driven by numerous constellation projects from both commercial and government stakeholders. The next decade will primarily feature the rollout of multiple constellation projects, accounting for 81% of smallsat launches, mainly by commercial operators.As the small satellite market grows, the requirement for rapid flight proven testing is becoming more crucial. Although ground-based testing is available, it does not provide a mirrored testing environment for spacecraft and subcomponent testing. We intend to address this need with our Sidus Constellation. Furthermore, customization of the Sidus Constellation with appropriate technology can provide subscription data and imagery services for customers whose needs prompt consideration for a separate constellation. Currently, our core market corresponds most directly with satellite manufacturing and offering LEO and Lunar solutions. However, we believe our addressable market can also continue to expand in similar and adjacent industries such as government and defense manufacturing. We have generated space-related manufacturing revenue since 2012, and we have been generating revenue from our commercial satellite offering since the first quarter of 2022 as we continue to secure customers for future LizzieSat missions. We signed a multi-launch agreement with SpaceX for multiple LizzieSat® rideshare missions beginning in 2024. These satellite missions support previously announced customers as well as potential future customers as we continue to layer new missions into our pipeline.

Sales and Marketing

We market our services to government and commercial customers both in the United States and internationally. While continuing to leverage established relationships to promote our expanded service offerings, we are actively growing our customer base by targeting new domestic and international clients. This includes the development and application of dual-use technologies that serve both government and commercial needs. Our executive leadership team brings extensive industry influence and deep connections across the space and satellite sectors, enhancing our reach and credibility in both markets.

Our marketing strategy focuses on clearly communicating the benefits of our solutions and educating stakeholders—including customers, the media, and industry analysts—on the advantages of our innovative technologies. We aim to build awareness of our brand, promote our offerings, and generate leads through a variety of channels such as industry events, public relations campaigns, marketing materials, social media, and our corporate website. Participation in key industry conferences plays a central role in our outreach efforts. Our CEO, Carol Craig, frequently speaks at and joins panel discussions at these events, further amplifying awareness of our services. We believe that these combined efforts strengthen our brand and reinforce our competitive position in the industry.

Our marketing team employs a multi-channel strategy to grow brand awareness, highlight the value of our differentiated solutions, and run impactful demand-generation campaigns. The team is responsible for shaping our overall market positioning and messaging across target audiences and industry verticals. They also conduct strategic go-to-market analyses for new product capabilities and emerging market opportunities. Our communications team works closely with key media outlets and industry influencers to generate visibility through blogs, social platforms, and video content. This comprehensive approach supports our goal of reaching a broad market that includes not only NASA and the U.S. Department of Defense, but also commercial aerospace and emerging non-traditional customer segments that value brand engagement through strategic partnerships and content-driven initiatives.

Our sales organization operates through both direct engagement and a robust global network of customers and partners, spanning North America, Europe, Asia, Australia and Gulf States. This partner network includes launch providers, technology hosting providers, data service providers, satellite subsystem suppliers, technology vendors, and ground segment service providers. The sales team is responsible for securing contract renewals, nurturing and expanding existing relationships, and acquiring new business. With deep expertise in working with government clients, we have well-established processes to support successful capture efforts in that sector. For commercial opportunities, we rely on a combination of long-standing relationships, strategic partnerships, and direct outreach to grow our customer base. Across all engagements, we work collaboratively with customers and partners to support their success and drive mutual growth.

Competition

The small satellite services industry at-large is highly competitive but has significant barriers to entry, including the cost and difficulty associated with successfully developing, building, and launching a satellites and obtaining various governmental and regulatory approvals. In addition to cost, there is a significant amount of lead time associated with obtaining the required licenses, building, and launching the satellites, and developing and deploying the ground station technology. We currently face substantial general competition from other service providers that offer a range of space-based data collection options. There are also several competitors working to develop innovative solutions to compete in this industry.

Our Competitive Differentiation

We deliver adaptable, cost-effective solutions backed by deep expertise across the entire space lifecycle—from hardware manufacturing and mission planning to operations and space-based data delivery. With a broad range of capabilities, we provide advanced technology, AI, and space solutions to customers around the world.

Orlaith™ AI Ecosystem. Sidus Orlaith™ empowers autonomous, on-orbit processing—minimizing reliance on ground-based computing and drastically reducing latency for time-sensitive intelligence and mission-critical operations. The system features near real-time algorithm updates and a space-to-space data relay module, enabling direct-to-user data transfers and ensuring customers receive actionable insights faster than ever before.

Key Capabilities:

●	Enhanced Cybersecurity
Implements advanced encryption and cybersecurity protocols at the point of data collection to ensure secure operations from orbit to end user.

●	On-Orbit Data Storage & Compression
Efficiently stores and compresses data onboard, optimizing bandwidth use and preserving valuable resources.

●	Space Situational Awareness (SSA)
Enhances space surveillance to improve tracking, monitoring, and collision avoidance in increasingly crowded orbits.

●	Cloud Computing for Space
Facilitates cloud-based architecture and services tailored for space-centric data applications.

●	Autonomous Satellite Operations
Enables satellites to manage themselves, streamlining tasks and reducing human intervention for greater mission efficiency.

●	Advanced EO Image Processing
Processes Earth Observation (EO) imagery onboard, delivering detailed analytics and insights with minimal delay.

●	Cutting-Edge Onboard Computing
Capable of performing trillions of operations per second, Orlaith™ ensures unmatched processing power in orbit.

●	Optimized Data Downlink
Reduces downlink costs and significantly improves response time for in-orbit events and critical intelligence.

LizzieSat® Platform. Our LizzieSat® platform is designed to be modular, flexible, and cost-effective, enabling rapid mission configuration and scalability across a wide range of satellite sizes. Whether addressing niche mission requirements or supporting broader constellation goals, LizzieSat® can be adapted at a lower cost and more rapidly than many of our competition. Powered by proprietary Sidus-designed reusable core components, our vertically integrated approach provides control over the entire satellite lifecycle. This smart integration allows seamless incorporation of both in-house and third-party technologies, giving us a distinct competitive edge over providers who rely on fragmented supply chains and multiple vendors for hardware, software, and subsystems.

We design and manufacture satellites in-house, giving us full control from concept to orbit. Controlling the satellite production process from design through manufacturing enables us to upgrade our satellites during production, integrate customer technologies and data needs at various stages of the production cycle and continuously improve our satellites’ capabilities, at a relatively low cost. As a result, our low-cost satellites benefit from extended lifespans and decreasing launch and operational costs. Our planned multi-mission constellation coupled with smart vertical integration equals efficient use of capital expenses.

Our LizzieSat® satellites have been designed with a system flexible enough to support new customer missions post-launch (through software and algorithm updates) to allow Sidus to generate additional revenue on LizzieSat® platforms that have already launched and are operating on orbit

Smart Vertical Integration. Our proven manufacturing facility, infrastructure and processes deliver scalable, streamlined satellite production cycles tailored to meet the needs of both internal programs and external customers. Designed for efficiency and flexibility, our approach ensures consistent, high-quality output without compromising speed or customization.

We utilize space-qualified Commercial Off-the-Shelf (COTS) components alongside our AS9100-certified capability to manufacture proprietary space-grade hardware. This hybrid strategy allows for superior quality control and supply chain resilience, while supporting rapid customization and integration of mission-specific technologies. Our modular satellite architecture supports rapid technology integration, allowing us to incorporate variable sensors and evolving payload requirements with minimal disruption. By spreading fixed production and infrastructure costs across multiple customers and missions, we deliver a more cost-effective solution without sacrificing innovation or performance.

Through our integrated approach to satellite constellation development, we deliver reliable, cutting-edge remote sensing systems on unprecedented timelines and at low cost—accelerating access to space for governments, commercial customers, and research institutions alike. As a vertically integrated space services provider, our offering is anchored by a state-of-the-art Mission Control Center (MCC), enabling end-to-end mission support—from pre-launch configuration and launch integration to in-orbit operations and data delivery.

Low Cost. We believe we are strategically positioned to compete—and win—against both legacy space-based data providers and emerging competitors. Our vertically integrated model, which blends rapid production cycles with flexible technology insertion points, enables us to move faster, adapt more easily, and serve customers more effectively.

This approach directly addresses the three primary barriers that have historically limited broader market adoption in the space-based data industry:

1.	Limited Access to Actionable Data
We streamline direct-to-user data delivery, reducing latency and making insights more accessible and usable.

2.	High Cost of Space-Derived Data
Our low-cost, modular satellite platform and efficient manufacturing reduce the price of data acquisition—passing those savings on to customers.

3.	Lack of Rapid Customization
We offer tailored, mission-specific solutions, integrating customer technologies and requirements throughout the production process to deliver bespoke results.

Our Intellectual Property

We continually invest in innovative solutions and as of Q1 205, have 14 granted patents and 13 pending applications. Our space related patented technologies include but are not limited to, a print head for regolith-polymer mixture and associated feedstock for which a notice of allowance was received by us in October 2021; a heat transfer system for regolith which patent expires in June 2039; a method for establishing a wastewater bioreactor environment which patent expires in July 2039; vertical takeoff and landing pad and interlocking pavers to construct same which patent expires in April 2039; and high-load vacuum chamber motion feedthrough systems and methods which patent expires in May 2039.

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

The commercial space industry is driven by rapidly changing technologies and innovation, and our success will require significant expenditure in Research and Development to develop new technologies, services, products, and offerings. While we have incurred research and development expenses related to our LizzieSat® satellite, we have not established a separate Research & Development department. We engineer our solutions with additional enhancements and innovations as part of our normal design and engineering efforts which helps keep costs down and promotes rapid, iterative enhancements to next generation products.

Regulatory

Our business is subject to extensive rules, regulations, statutes, orders and policies imposed by the government in the United States and in foreign jurisdictions.

Federal Communications Commission (FCC)

In August 2023, the FCC approved the LizzieSat-1 launch and operating license for launch and deploy on a SpaceX Falcon 9. In addition, we filed a Part 25 license request with the FCC for the LizzieSat® constellation through LizzieSat® five mission. The FCC Part 25 license was approved in October 2024.

A NOAA License request was approved in December 2023 to fly Dragonfly Gecko on LizzieSat® One and Owl and Hawk imagers on LizzieSat® one through three which detect methane emissions and vegetative stress. When deemed appropriate, the Gecko, Owl, and Hawk images will be integrated into our Orlaith™ AI ecosystem and fused with Automated Information Systems (AIS) data to enhance detection of marine traffic and illegal fishing. Any delays in commencing our commercial launch operations, including due to delays or cost overruns in obtaining NOAA licenses or other regulatory approvals for future operations or frequency requirements, could adversely impact our results and growth plans.

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

Many different types of internal controls and measures are required to ensure compliance with such export control rules. In particular, we are required to maintain registration under the ITAR; determine the proper licensing jurisdiction and classification of products, software, and technology; and obtain licenses or other forms of U.S. government authorizations to engage in activities, including the performance by foreign persons, related to and who support our spaceflight business. Under ITAR, we must receive permission from the Directorate of Defense Trade Controls to release controlled technology to a foreign person, employee and other foreign persons.

Employees/Human Capital

As of December 31, 2024, we had 104 full-time employees. We are not party to any collective bargaining agreements. Our workforce is concentrated in the “Florida Space Coast,” however we are accustomed to working as a cohesive team with remote workers which should be beneficial as we expand and add employees in different geographical areas nationwide and worldwide. Our management team is comprised of our CEO and six (6) of her direct reports who, collectively, have management responsibility for our business. Our management team places significant focus and attention on matters concerning our human capital assets, particularly our diversity, capability development, and succession planning. Accordingly, we regularly review employee development and succession plans for each of our functions to identify and develop our pipeline of talent.

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

We have incurred significant losses since our inception. We incurred net losses of $17,524,056 and $14,328,348 for the years ended December 31, 2024 and 2023, respectively. While we have generated limited revenue to date, we have not yet achieved production level satellite manufacturing, launch and data activities, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

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

The success of our business will be highly dependent on our ability to effectively market and sell our commercial satellite manufacturing, launch, and data services for LEO, GEO, Cislunar and Lunar satellites.

We expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively forecast, market and sell our launch and data services for LEO, GEO, Cislunar and Lunar satellites. We have limited experience in forecasting, marketing and selling such services, and if we are unable to utilize our current or future sales organization effectively in order to adequately target and engage our potential customers, our business may be adversely affected.

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

The success of our launch and satellite services business will depend on our ability to successfully and regularly deliver customer satellites into orbit. In November 2019, we successfully launched EFTP, our on-orbit external experimental facility hosted on the NanoRacks International Space Station External Platform (NREP). Additionally, in January of 2020, a microsatellite was successfully launched from the ISS using our SSIKLOPS platform for the STP program office. In March 2024, we launched our first LizzieSat® satellite, in December 2024 we launched our second LizzieSat® and in March 2025, we launched our third LizzieSat® satellite

There is no guarantee that our planned commercial launches or subsequent commercial launches thereafter will be successful. While we believe that our launch partners have built operational processes to ensure that the design, manufacture, performance and servicing of their launch vehicles meet rigorous performance goals, there can be no assurance that our launch partners will not experience operational or process failures and other problems during any of our planned launches. Any failures or setbacks could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.

The market for commercial satellite manufacturing, launch and data services for LEO, GEO, Cislunar and Lunar satellites is not well established, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

The market for in-space infrastructure services, in particular commercial satellite manufacturing, launch and data services for LEO, GEO, Cislunar and Lunar satellites, has not been well established and is still emerging. Our estimates for the total addressable launch market and satellite market are based on several internal and third-party estimates, including our contracted revenue, the number of potential customers who have expressed interest in our satellite launch and data services, assumed prices and production costs for our services, assumed flight cadence, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our services, as well as the expected growth rate for the total addressable market for our services, may prove to be incorrect.

Our ability to grow our business depends on the successful development of our satellites and related technology, which is subject to many uncertainties, some of which are beyond our control.

Our current objectives focus on the continued development of small satellites and integration capabilities and related technology. If we do not continue this development in our anticipated timeframes, our ability to grow our business will be adversely affected. The successful development of our satellite capabilities and related technology involves many uncertainties, some of which are beyond our control, including, but not limited to:

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

We routinely conduct hazardous operations in testing our satellite subsystems, which could result in damage to property or persons. Unsatisfactory performance or failure of our satellites and related technology at launch or during operation could have a material adverse effect on our business, financial condition and results of operation.

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

If our current or future space services do not meet expected performance or quality standards, including with respect to customer safety and satisfaction, this could cause operational delays. Further, launching satellites within restricted airspace requires advance scheduling and coordination with government agencies and range owners and other users, and any high priority national defense assets will have priority in the use of these resources, which may impact our cadence of our space operations or could result in cancellations or rescheduling. Any operational or manufacturing delays or other unplanned changes to our ability to conduct our launches could have a material adverse effect on our business, financial condition and results of operations.

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

We are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. If any of our launch partners’ vehicles or our satellites or those of one of our competitors were to be involved in a public incident, accident or catastrophe, this could create an adverse public perception of satellite launch or manufacturing activities and result in decreased customer demand for launch and satellite services, which could cause a material adverse effect on our business, financial conditions and results of operations. Further, if our launch partners’ vehicles were to be involved in a public incident, accident or catastrophe, we could be exposed to significant reputational harm or potential legal liability. Any reputational harm to our business could cause customers with existing contracts with us to cancel their contracts and could significantly impact our ability to make future sales. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident.

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

Further, if a launch is delayed, our timing for recognition of revenue may be impacted depending on the length of the delay and the nature of the contract with the customers with technologies on such delayed flight. Such a delay in recognizing revenue could materially impact our financial statements or result in negative impacts to our earnings during a specified time period, which could have a material effect on our results of operations and financial condition.

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

In addition, we have in the past and may in the future experience delays in manufacture or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by International Traffic in Arms Regulations and other restrictions on transfer of sensitive technologies. Additionally, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-effective, timely manner and could cause us to experience cancellations or delays of scheduled launches, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.

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

We face intense competition in the commercial space market and amongst our competitors. Currently, our primary competitors in the commercial satellite market are Blacksky, Spire, Hawkeye 360, LoftOrbital, IceEye, Muon Space, Redwire, True Anomoly, and Satellogic. In addition, we are aware of a significant number of entities actively engaged in developing commercial launch capabilities for small and medium sized satellite payloads, including ABL, Rocketlab, Blue Origin, United Launch Alliance and Firefly, among others. Many of our current and potential competitors are larger and have substantially greater financial or other resources than we currently have or expect to have in the future and thus may be better positioned to exploit the market need for small payloads and targeted orbital delivery, which is the focus of our business. They may also be able to devote greater resources to the development of their current and future technologies, which could overlap with our technologies, or the promotion and sale of their products and services. Our competitors could offer small launch vehicles at lower prices, which could undercut our business strategy and potential competitive edge. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings relative to ours. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.

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

While our primary focus for the foreseeable future will be on our commercial launch activities, increasing our launch cadence, and fully expanding our satellite operations center, we may also invest significant resources in developing new technologies, services, products, and offerings. However, we may not realize the expected benefits of these investments. These anticipated technologies, however, are unproven and these products or technologies may never materialize or be commercialized in a way that would allow us to generate ancillary revenue streams. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition from our competitors within the commercial launch and satellite industries, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition, and results of operations.

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

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology, as well as any costly litigation or diversion of our management’s attention and resources, could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. The results of intellectual property litigation are difficult to predict and may require us to stop using certain technologies or offering certain services or may result in significant damage awards or settlement costs. There is no guarantee that any action to defend, maintain or enforce our owned or licensed intellectual property rights will be successful, and an adverse result in any such proceeding could have a material adverse impact on our business, financial condition, operating results, and prospects.

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

We have not historically obtained in-orbit insurance coverage for our satellites to address the risk of potential systemic anomalies, failures, collisions with our satellites or other satellites or debris, or catastrophic events affecting the existing satellite system. If one or more of our in-orbit satellites or technologies fail, and we have not obtained insurance coverage, we could be required to record significant impairment charges for the satellite or technology.

We have not historically obtained and may not maintain launch or in-orbit insurance coverage for our satellites to address the risk of potential systemic anomalies, failures, collisions with our satellites or other satellites or debris, or catastrophic events affecting the existing satellite system. If one or more of our in-orbit uninsured satellites or technologies fail, or one or more of our uninsured satellites is destroyed during failed launch, we could be required to record significant impairment charges for the satellite or technology. We may review the purchase of launch insurance on a case-by-case basis evaluating the launch history of our launch provider, number of satellites to be deployed on the launch vehicle, the status of our constellation, our ability to launch additional satellites in the near term, and the cost of insurance, among other factors. As a result of our case-by-case evaluation process, we have procured launch insurance for our next four upcoming launches, which policies are subject to the typical terms and conditions regarding, among other things, cancellation and scope of coverage. We do not maintain third-party liability insurance with respect to our satellites. Accordingly, we currently have no insurance to cover any third-party damages that may be caused by any of our satellites, including personal and property insurance. If we experience significant uninsured losses, such events could have a material adverse impact on our business, financial condition and results of operations.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	the number of satellite launch missions we schedule for a period, the price at which we sell them and our ability to schedule additional launch missions for repeat customers;

●	unexpected weather patterns, maintenance issues, natural disasters or other events that force us to cancel or reschedule launches;

●	the cost of raw materials or supplied components critical for the manufacture and operation of our satellite equipment;

●	the timing and cost of, and level of investment in, research and development relating to our technologies and our current or future facilities;

●	developments involving our competitors;

●	changes in governmental regulations or in the status of our regulatory approvals or applications;

●	future accounting pronouncements or changes in our accounting policies; and

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Our Chief Executive Officer, Carol Craig, is also the Chief Executive Officer of CTC and may allocate her time to such other business thereby causing conflicts of interest in her determination as to how much time to devote to our affairs. This could have a negative impact on our ability to implement our plan of operation.

Our Chief Executive Officer, Carol Craig, is also the Chief Executive Officer of CTC and may not commit her full time to our affairs, which may result in a conflict of interest in allocating her time between our business and the other business. Ms. Craig spends approximately 70 hours per week working for us. Furthermore, our Chief Executive Officer is not obligated to contribute any specific number of her hours per week to our affairs. If other business affairs require our Chief Executive Officer to devote more amounts of time to other affairs, including the business of CTC, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to implement our plan of operation.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that we sold in our initial public offering, has one vote per share. CTC holds all of the issued and outstanding shares of our Class B common stock, representing approximately 5.2% of the voting power of our outstanding capital stock. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holder of our Class B common stock could continue to have influence in the voting power of our common stock and therefore significantly influence all matters submitted to our stockholders for approval until converted by our Class B common stockholder. This significant influence may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such influence may adversely affect the market price of our Class A common stock.

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

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced and implemented policies, the dual-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because technology companies have experienced significant share price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

provided that, if and only if the Court of Chancery of the State of Delaware dismisses any of the foregoing actions for lack of subject matter jurisdiction, any such action or actions may be brought in another state court sitting in the State of Delaware.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 150 N. Sykes Creek Parkway, Suite 200, Merritt Island, Florida 32953. We occupy facilities totaling approximately 3,500 square feet under a sublease from Craig Technical Consulting, Inc., a related party and an entity owned and controlled by our Chief Executive Officer, Carol Craig, pursuant to a commercial sublease agreement (the “Lease Agreement”), dated August 1, 2021 and amended February 1, 2024. The amended Lease Agreement is month to month with up to a 3-year term. We currently pay $4,618 plus CAM per month plus applicable sales and use tax, which is currently 3.0% in Brevard County. We believe this location is adequate for our current operations and needs.

In addition, our manufacturing spaces are located at 175 Imperial Boulevard, Cape Canaveral, FL 32920 and 400 Central Boulevard, Cape Canaveral, FL 32920. We are under lease agreements with 400 W. Central, LLC for these spaces. The Lease agreements for 175 Imperial Boulevard and 400 W. Central Boulevard currently have concurrent lease terms with one year options that end on May 31, 2025. We pay a combined amount of $24,643 per month plus applicable sales and use tax, which is currently 3.0% in Brevard County. We have a total of approximately 35,000 square feet of leased space in these buildings. We believe our manufacturing spaces are adequate for our current operations and will allow for expected initial growth.

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

Stockholders

As of March 31, 2025, there were 14,711 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview of Operations

Founded in 2012, Sidus Space is an innovative, agile space mission enabler providing flexible, cost-effective solutions to government, defense, intelligence, and commercial companies around the globe. Our products and services include satellite manufacturing and technology integration, AI-driven space-based data solutions, mission planning and management operations, AI/ML products and services and space and defense manufacturing. With our mission of Space Access Reimagined®, Sidus is committed to rapid innovation, adaptable and cost-effective solutions, and the optimization of space system and data collection performance.

We offer customers a variety of mission options whether the ability to host a technology, procure a satellite bus, or simply purchase data as a service. Our flight proven modular satellite, LizzieSat® is a 3D printed, multi-sensor, multi-mission satellite, which is the first of its kind, offering a flexible, cost-effective platform that can be easily adapted to integrate new technologies or customized and scaled to create a new satellite design to meet mission requirements.

Through our Sidus Orlaith™ AI ecosystem, we enable near real-time on-orbit data processing, enhancing the speed and efficiency of data delivery from LizzieSat® sensors. Orlaith™ offers high-performance on-orbit edge computing and data processing from diverse sensor sets leveraging Sidus’ proprietary FeatherEdge™ hardware and Cielo™ software. Orlaith’s systemic capabilities provide industry-leading and differentiated data delivery for a wide range of end uses including methane detection, AIS tracking, border security, and technology characterization. Orlaith’s data processing can also be seamlessly customized for new and/or esoteric missions.

As a forward-thinking mission partner, Sidus excels at responding swiftly to change. We work closely with global clients to co-develop mission solutions tailored to both technical requirements and budget constraints. Our Cielo™ AI data processing algorithms can be updated while in orbit, which provides additional mission flexibility. By leveraging our vertically integrated in-house capabilities, engineering, manufacturing, and mission management, we are able to rapidly pivot and deliver at the pace of innovation.

Sidus has demonstrated proven space heritage, successfully launching three hybrid, additively manufactured LizzieSat® satellites equipped with advanced AI edge-computing capabilities in just over 12 months. This achievement underscores our position as a leader in space technology, artificial intelligence, and innovation. This success is built on more than a decade of experience delivering flight-proven systems, platforms, devices, and hardware for customers such as NASA, the Department of Defense (DoD), SpaceX, and Blue Origin. We are strategically headquartered on Florida’s Space Coast, which provides easy access to nearby launch facilities, and we operate a 35,000-square-foot manufacturing, assembly, integration, and testing facility which reduces production time. We have an experienced team with expertise in multi-disciplinary engineering, mission-critical hardware manufacturing, satellite design, production, launch planning, mission operations, and in-orbit support.

We continue to focus on innovation and agility. In October of 2024, we received approval from the U.S. Federal Communications Commission (FCC) to operate a micro constellation of remote sensing, multi-mission satellites in Low Earth Orbit (LEO), and we continue to enhance the capabilities of our LizzieSat® platform. Planned enhancements include:

●	Open VPX/ SOSA compatible architecture with simplified assembly and integration, reduced mass, and better performance
●	Integration of AI processor capable of handling 248 trillion or Tera Operations Per Second (TOPS)
●	Upgraded payload processor with Field Programmable Gate Array (FPGA) capable of handling payloads at high speed up to 12 Gb/s; also includes five times more computing power and more speed with a 1.8 GHz quad core processor
●	Up to 4 Tb memory storage
●	Upgraded 2nd generation FeatherEdgetm AI/ML processor that incorporates a space-to-space data relay module, enabling rapid, direct-to-user data transfer for time-sensitive missions.

Our products and services are offered through several verticals: Satellite Design and Manufacturing; Technology Design and Integration; AI-driven Space-based Data Solutions; Mission Planning Operations; AI/ML Products and Services; and Space and Defense Manufacturing.

Our vertically integrated model with complementary lines of business enables us to unlock new potential revenue generating opportunities while maintaining diversity of revenue. We are not dependent on a single line of business or customer, which provides us the “optionality” to scale where market needs demand. This diversity mitigates risks associated with external factors like macroeconomic shifts or technological disruptions. Our flexibility allows us to adapt swiftly to market changes, supporting growth across all our business lines.

Products and Services

We provide adaptable yet cost efficient solutions with the full understanding and experience of the entire space life cycle from hardware manufacturing to mission planning and operations to space-based data delivery.

Custom satellite design and manufacturing: Sidus provides custom satellite design services, working closely with clients to develop satellite solutions aligned with specific mission objectives. Using the modular LizzieSat® platform, which can be adapted for various technologies and mission requirements, Sidus supports the design and integration process from concept to completion. This flexible approach is intended to deliver tailored satellite designs that can meet a broad range of operational and data collection needs. We currently have three variations of our LizzieSat® platform:

●	LizzieSat® (Gen 1: LS1-3): Multi-mission satellite for a multi-mission micro constellation
●	LizzieSat-XL (Gen 2: LS4+): Upgraded VPX Technology for Next Generation Communication
●	Lunar Lizzie: Expanded battery capacity and atomic clock for precise and accurate clocking

Sidus also offers fully customized satellite design services for any mission in Leo, Geo, Cislunar or Lunar.

Technology hosting and mission management: Sidus offers technology hosting and mission management services designed to simplify clients’ path to space and enable clients to focus on their mission goals without the complexities of satellite operation. Sidus provides integration for a variety of payloads using our LizzieSat® platform. While on-orbit, we provide 24/7/365 real-time routine and non-real-time mission operations, including satellite monitoring, control, and data management. Our support includes:

●	Amazon Web Services cloud-based servers for data transfer and archival
●	Backup control center capability
●	In-house designed C2 routing, encryption, and customer API integration
●	Multiple ground station providers available for use to meet customer needs
●	Physical and cyber security to ensure satellite and onboard technologies are protected

AI enhanced space-based sensor Data-as-a-Service: Sidus offers AI-enhanced Data-as-a-Service, utilizing the Orlaithtm AI ecosystem, which includes our FeatherEdge™ AI processor and Cielo™ AI solutions from space, on the LizzieSat® platform to deliver timely data insights from space. The LizzieSat® design enables simultaneous on-orbit data collection from multiple sensors, with the flexibility to combine data streams in unique ways to support diverse applications and missions from the same platform.

By processing onboard sensor data directly and transmitting only crucial information, the Orlaithtm AI ecosystem reduces downlink costs and significantly bolsters response times for critical events. Additionally, Cielo™ AI algorithms can be upgraded while in orbit, providing adaptability for evolving mission needs. The data-as-a-service approach is designed to support applications in environmental monitoring, disaster response, security, and more, offering customers access to near real-time data that can aid in informed decision-making. The data-as-a-service is a subscription-based model with multiple price tiers based on span of data accessed and is applicable to multiple customers including government (e.g., climate change, environmental disasters), defense (e.g., border security), and commercial (e.g., insurance).

Space and Defense Manufacturing: Sidus provides a range of space products and manufacturing services, including mission-critical components and systems engineered for space environments. Our 35,000-square-foot ISO 9001:2015, AS9100 Rev. D certified facility supports the manufacturing, testing, and assembly of space-grade hardware. Sidus works to deliver high-quality, reliable space products for government, defense, and commercial clients by leveraging its expertise in engineering and mission-critical manufacturing. Our space offerings include:

●	Multi-material 3D printing technology for the fabrication of a complex satellite bus and parts. 3D printing revolutionizes the space manufacturing process by reducing production costs and lead times while reducing the weight of the satellite bus. The technology has been successfully used on-orbit.
●	Precision machining
●	Multi-discipline engineering and design services
●	Program management including supply chain management

We have an approximately 10,000 square-foot reconfigurable avionics lab that produces a wide range of space system flight and ground cables, medical and mission critical wire harnesses, military harness assemblies, electronic chassis, and electro-mechanical assemblies. Additionally, our 864 square foot, ISO-8 clean room allows us to offer highly differentiated manufacturing and assembly.

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

Our broad range of support of international and domestic governments and commercial companies includes the Netherlands Organization, U.S. Department of State, the U.S. Department of Defense, NASA, Collins Aerospace, Lockheed Martin, Teledyne Marine, Bechtel, Sierra Space, Intuitive Machines, OneWeb Satellites, Parsons Corporation, and L3Harris in areas that include but are not limited to launch vehicles, satellites, and autonomous underwater vehicles.

Technology Design and Integration: Sidus leverages its manufacturing and technology expertise to address critical space supply chain challenges with initiatives that are expected to further Sidus’ mission of Space Access Reimagined®, providing flexible and cost-effective solutions to an expanding global customer base.

●	FeatherEdge™, a compact data processing unit tailored for AI applications in orbit. Its small size and low power design enable compatibility with diverse satellite platforms
●	Orlaithtm AI Ecosystem which includes FeatherEdgetm hardware, a compact data processing unit tailored for AI applications in orbit, and Cielotm, AI solutions from space, for delivering insights from diverse sensor sets
●	Sidus low voltage differential signaling (LVDS) switch card
●	Reusable flight software
●	Flight computer simulator software
●	Lab-based integration and test-bed platform
●	VPX System including OBC/GPU
●	Printed Circuit Board for GPS, radio, microcontrollers

Key Achievements

●	Successfully launched LizzieSat®-1 in March 2024 and LizzieSat®-2 in December 2024, establishing our micro-constellation for delivering near real-time solutions for our customers’ mission critical needs. In Q1 2025, we completed the build and launch of our third commercial satellite, LizzieSat®-3, equipped with both Sidus and customer-hosted technologies
●	Executed contract to exclusively design and build the first-generation lunar fleet of Data Storage Spacecraft for Lonestar Data Holdings, a provider of premium data storage and Resiliency-as-a-Service (RAAS), which reinforces the adaptability of the LizzieSat® platform

●	Established a fully operational mission control center to manage satellite operations, orchestrate collection management tasks and satisfy data distribution requests for our own constellations and others and signed agreement with Neuraspace to provide space traffic management and LEOP (Launch and Early Operations) support services, enhancing Sidus’ constellation operation capabilities
●	Received approval by the U.S. Federal Communications Commission (FCC) for operation of a micro constellation of remote sensing, multi-mission satellites in Low Earth Orbit (LEO)
●	Awarded second contract to integrate HEO Holmes Imager aboard LizzieSat®-3
●	Awarded contract with Xiomas Technologies to supply FeatherEdge™ computing system for fire detection via high-altitude infrared imaging
●	Awarded $2 million contract from Craig Technologies to manufacture two fleet interactive display equipment (FIDE) pre-production unit main panels for U.S. Navy Propulsion systems
●	Awarded subcontract on the $30M Intuitive Machines-led Moon RACER team for the NASA Lunar Terrain Vehicle Services (LTVS) contract in support of the Agency’s Artemis Campaign and begun work
●	Expanded capabilities related to Lunar missions following award of the NASA Lunar Terrain Vehicle Services Contract as a member of the Intuitive Machines-led Moon Reusable Autonomous Crewed Exploration Rover team
●	Announced strategic partnerships with international partners in support of the Sidus International Space Center, to include German satellite manufacturing startup Reflex Aerospace, Japanese space-tech company Warpspace specializing in next-generation optical communication technologies and NamaSys Bahrain, a multi discipline Technology & Electronic Security Consultancy supporting Saudi Arabia space initiatives
●	Awarded follow on contract for additional support to NAA Stennis Space Center for Autonomous Satellite Technology for Resilient Application (ASTRA) historic in-space payload mission with NASA Stennis Space Center and secured follow-on contract for additional ASTRA support
●	Demonstrated Sidus Orlaithtm on-orbit capability with an AI enhanced, thermal sensing firefighting software solution, showcasing the ability to process large sets of raw data in space and deliver only relevant information to end users. This achievement established flight heritage, which is the history of successful operation of a particular component, subsystem, or system in a space environment, for our Sidus Orlaithtm AI Ecosystem edge computing hardware and software solutions
●	Incorporated space-to-space data relay module, enabling rapid, direct-to-user data transfer for time-sensitive missions into LizzieSat®-3 communication system to integrate Iridium-enabled technology into future satellites
●	Completed the critical design review for LizzieSat® NL, a laser communication satellite contracted by The Netherlands Organization
●	Demonstrated manufacturing excellence by producing and delivering thousands of unique parts to 14 customers across commercial, government and defense sectors, reinforcing Sidus’ role as a trusted provider of mission-critical hardware
●	Strengthened intellectual property portfolio with the approval of new patents and the publication of a patent application protecting enhanced functionality of the LizzieSat® Modular Satellite Platform System
●	Developed and achieved flight heritage for the Sidus low voltage differential signaling (LVDS) switch card, which extends the capabilities of the payload processor, enabling communication with multiple optical sensors through high speed LVDS data connections
●	Extended partnership as protégé with L3Harris under Department of Defense Mentor-Protégé Program

Differentiation:

Our LizzieSat® satellite platform has been designed to provide a standard, modular satellite platform that serves as the foundation for multiple missions for Leo, Geo, Cislunar, Lunar and beyond. Additionally, our platform provides differentiated data collection when compared to industry alternatives. The LizzieSat® multi-mission satellite for a multi-mission constellation leads the next generation of earth and space data collection by:

●	Collecting on-orbit coincident data: LizzieSat® is capable of hosting multiple-sensors on the same satellite to collect varying data types at the same time and with the same collection geometry. On-orbit coincident collection provides the opportunity to develop higher value data by creating derivative products through data fusion of multiple types of sensor outputs.

●	Analyzing data on the satellite on-orbit: Our satellites are Sidus’ proprietary artificial intelligence ecosystem, Sidus Orlaith™. Sidus Orlaith™ enables on-orbit data processing for critical applications such as Space Situational Awareness (SSA), maritime monitoring and disaster response. The Sidus Orlaith AI Platform™ is powered by the edge computer, FeatherEdge™ GEN 2, featuring the NVIDIA Jetson NX Orin module which is capable of 100 trillion or Tera Operations per Second (TOPS). This advanced space–rated AI processing system is optimized for delivering high-performance, near real-time data analytics directly from space. Enhancements to future satellites include an upgraded FeatherEdgetm processor that can 248 trillion or Tera Operations Per Second (TOPS).

45

●

Space to Space Data Relay: By processing data at the edge on-board LizzieSat®, we can reduce the file size and transmit only the processed solution, not the entire raw dataset. This enables us to move data from low-earth orbit to higher orbit data relay services for a lower-cost and more continual data transmission option to our customers. Additionally, it significantly reduces downlink costs and enhances response times critical to customer applications. LizzieSat™-3 is upgraded to harness the powerful combination of rapid direct-to-user data transfer capability and on-orbit Artificial Intelligence by integrating a space-to-space data relay module to provide data vital to organizations utilizing direct-to-device hardware.

●	Post-launch mission additions: Our LizzieSat® satellites have been designed with a system flexible enough to support new customer missions post-launch (through software and algorithm updates) to allow Sidus to generate additional revenue on LizzieSat® platforms that have already launched and are operating on orbit.

The net value of data collected from our planned LizzieSat® constellation is expected to allow organizations to make better decisions with higher confidence, and increased accuracy and speed. We expect to enrich this processed data with customizable analytics users control for their own use case, and in turn provide data as a subscription across industries to organizations so they can improve decision-making and mitigate risk.

Planned services that benefit current and future customers include delivering space-based data that can provide critical insight for agriculture, commodities tracking, disaster assessment, illegal trafficking monitoring, energy, mining, oil and gas, fire monitoring, classification of vegetation, soil moisture, carbon mass, Maritime Automatic Identification System (AIS), Air Traffic Control Automatic Dependent Surveillance, and weather monitoring; providing the ability for customers to demonstrate that a technology (hardware or software) performs successfully in the harsh environment of space and delivering space services. Our operating strategy is to continue to capitalize on our smart vertical integration to enhance the capabilities of our multi-mission satellite constellation, to design and manufacture satellites for government and commercial customers utilizing our advanced and proprietary technologies, to increase our international and domestic partnerships and to expand our coincident data analytics offerings in order to increase the value we deliver to our customers. Our two primary operating assets—our satellite constellation and our manufacturing facility and capability - complement each other and are the result of years of experience and innovation.

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

Expanding Commercial Satellite Operations

Our goal is to enable customers to meet their mission objectives with cost-effective solutions and to help them understand how space-based data can be impactful to day-to-day business. Our strategy includes increasing the demand downstream by starting out as end user focused. While others are focused on a data verticalization strategy specializing in key sectors or a problem set, we believe that flexibility in production, low-cost, standardized design and offering ‘Space Access Reimagined’ for consumers will provide a scalable model for growth. In just over twelve months, we successfully launched and began operations with three LizzieSat® multi-mission satellites for a multi-mission constellation. Designed to be modular, flexible, and cost-effective, our proven LizzieSat® platform enables rapid mission configuration and scalability across a wide range of satellite sizes, efficiently addressing unique mission requirements. Built with several proprietary Sidus designs for reusable core components, our smart vertical integration provides greater control over the supply chain, ensuring seamless integration of all components—whether developed in-house or sourced externally. This integrated approach offers a distinct advantage over competitors who rely on purchasing and integrating hardware, software, and subsystems from multiple vendors.

Our existing, proven manufacturing facility and infrastructure provides scalable and streamlined manufacturing with flexible and efficient cycles tailored to both internal and external end-users. We ensure controlled product quality and service through the use of space-qualified Commercial Off-the-Shelf (COTS) components, along with our AS9100 certified capability to manufacture our own space supply chain products. Our modular design supports flexible technology integration, enabling rapid incorporation of variable sensors and mission-specific technologies. By spreading fixed costs across multiple customers and capabilities, we offer a more cost-effective solution. As a full-stack space services provider, our offerings are anchored by a state-of-the-art Mission Control Center (MCC), ensuring end-to-end mission support.

In Q2 2024, we announced the successful on-orbit activation of the FeatherEdge™ processer which enables us to deliver near real-time intelligence derived from earth observation data. Further expanding the capabilities of our constellation, we implemented the SatLab A/S second-generation automated identification system (AIS) technology into the LizzieSat® satellite constellation. AIS technology uses sophisticated systems on board marine vessels to identify and track ships to prevent collisions and protect life at sea. The integration of this technology, combined with data from optical sensors on board LizzieSat®, enables unique vessel tracking and monitoring solutions while providing valuable information about ship movements in real time. In addition to AIS technology, we have integrated visual spectrum and multispectral imagers into our sensor suite and expect to expand the sensors to include software defined multispectral or hyperspectral sensors for future satellite missions.

We have previously been approved for our X-band and S-band radio frequencies licensing through a published filing by the ITU on April 6, 2021. Such licenses are held through Aurea Alas, Ltd., an Isle of Man company, which is a Variable interest entity to us. The ITU filing contains approved spectrum use for multiple X-Band and S-Band frequencies and seven different orbital planes, including 45 degrees. In August 2023, the FCC granted Sidus a LizzieSat® experimental launch and operating license for launch and deploy on a SpaceX Falcon 9 Transporter 10 mission. This license includes approval for orbital operations utilizing the previously approved ITU S-band and X-band frequencies and ground station coverage. We also received FCC Part 25 license approval for the LizzieSat® satellite constellation missions two through five in October of 2024. The National Oceanic and Atmospheric Administration (NOAA), an agency of the U.S. Department of Commerce, granted a Tier 1 license authorizing Sidus to operate LizzieSat, a private remote-sensing space system in 2024.

We currently have several satellites in production and expect to launch four to six more LizzieSat® satellites ranging from 100kg to 400kg over the next 24 months. In addition, we expect to begin building satellites for other customers including lunar missions.

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

Growing and expanding our experienced space hardware operations

We are seeking to grow our space and defense hardware operations, with a goal of expanding from one shift to two and a half shifts and increasing our customer base in the future. Additionally, we are specifically targeting growth in our avionics and wire harness division to meet the needs of the commercial and government space industry. With current customers in the space, marine, and defense industries, our contract revenue is stable, and we are in active discussions with numerous potential customers, including government agencies, large defense contractors and private companies, to add to our contracted revenue. In the past decade, we have fabricated ground and flight products for the NASA SLS Rocket and Mobile Launcher as well as other commercial space and satellite companies. We have supported customers such as Boeing, Lockheed Martin, Northrop Grumman, Dynetics/Leidos, Blue Origin, United Launch Alliance, Collins Aerospace, L3Harris, OneWeb and Space Systems Loral/Maxar. We have manufactured various products including fluid, hydraulic and pneumatic systems, electrical control systems, cable harnesses, hardware lifting frames, umbilical plates, purge and hazardous gas disconnects, frangible bolts, reef cutters, wave guides, customized platforms, and other precision machined and electrical component parts for all types of launch vehicles, ground, flight and satellite systems.

Vertically Integrated Space Infrastructure Manufacturing

We are designing, developing, manufacturing, and operating a constellation of proprietary smallsats in addition to designing and building variations of our satellites for other customer missions. These satellites are designed for multiple missions and customers and form the foundation of our satellite platform. Our initial satellites weigh approximately 100 kilograms each and are designed to be more functional than cubesats and nanosatellites and less expensive to manufacture than our competitors. In addition to our own hybrid 3D printed, modular satellites, we are designing and manufacturing customized satellites using our standard design for LEO and lunar applications for customers that include government and commercial entities.

Our cost-effective smallsats are designed from the ground-up to optimize performance per unit cost. Our model is a movement from highly bespoke, costly satellite manufacturing techniques to standardized bus with integration of customer requirements at lower costs. We can integrate technologies and deliver data on demand at lower costs than legacy providers due to our vertical integration, use of commercial off the shelf (COTS) proven systems, cost-efficiencies, capital efficient satellite design, and adaptable pricing models.

We design and manufacture satellites at our Cape Canaveral facility. Our current configuration and facility is designed to manufacture multiple satellites per month. Our vertical integration enables us to control our satellites through the entire design, manufacturing, and operation process. Our years of experience manufacturing space hardware means we can leverage our manufacturing expertise and commercial best practices for satellite production. Additionally, leveraging both in-house and partner-provided subsystem components and in-house design and integration services as well as operational support of satellites on orbit, provides turn-key delivery of satellites to offer “concept to constellation” in months instead of years. Specifically, our offerings are expected to encompass all aspects of hosted satellite and constellation services, including hosting customer technologies onto our satellites, and delivering data and constellation services to customers from our space platform. These services are expected to allow customers to focus on developing innovative technologies rather than having to design or develop complete satellite buses or constellations. Additionally, we provide ancillary services that include telemetry, tracking and control, communications, processing, as well as software development and maintenance.

Our patented space-related technologies include a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on earth, the moon, Mars, some asteroids, and other terrestrial planets and moons. We continue to patent our products including our satellites, external platforms and other innovations. Sidus holds 14 granted patents and 13 pending applications.

Revenue Generation

We generate revenue by selling technology space on our satellite platform, providing engineering and systems integration services to strategic customers on a project-by-project basis, and manufacturing space hardware for other space and defense entities to include satellites. Additionally, we intend to add to our revenue by selling geospatial data and actionable intelligence captured through our constellation. This support is typically contracted to both commercial and government customers under fixed price contracts and often includes other services. Due to the size and capacity of our satellite, we plan to expand the diverse array of sensors on each satellite such as Multispectral and Hyperspectral Earth Observing Imagers, Maritime Vessel RF Tracking receivers, UHF IoT Transceivers, Optical Communications systems, and others. Integrating multiple sensors and technologies on a single multi-mission satellite can simultaneously address the needs of multiple customers and their requirements.

Lowering Manufacturing Cost and Schedule

We have developed a manufacturing model that provides rapid response to customer requirements including integration of customers technologies for space-based data delivery. Our satellites are designed to integrate COTS subsystems that are space-proven, can be rapidly integrated into the satellite and replaced rapidly when customer needs change or evolve. Our vertically integrated manufacturing processes give us the flexibility to make changes during the production cycle without impacting launch or costs.

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

Environmental

As global awareness of environmental sustainability continues to grow, we recognize our responsibility to implement innovations that not only advance aerospace solutions but also promote environmentally conscious practices with measurable benefits for our planet. A core element of our sustainability strategy is the integration of in-house 3D printing technology as a primary manufacturing method. While 3D printing offers numerous operational advantages, its most significant contribution lies in reducing environmental impact. Notably, a portion of our LizzieSat® satellite bus is 3D printed, aligning with our mission to minimize our ecological footprint. 3D printing significantly reduces energy consumption and material waste compared to traditional machining methods, which often generate more scrap than usable parts. By eliminating the excess waste and energy demands of conventional processes, we achieve greater efficiency and a lower carbon footprint. The advantages extend beyond manufacturing: the lighter weight of 3D-printed components reduces transportation energy—whether by cargo ship or commercial vehicle—and requires less storage space, thereby lowering the energy needed for warehousing.

Looking ahead, we are committed to further enhancing our sustainability efforts. We actively explore the use of biodegradable and recycled materials for part production and continue to improve existing practices. Currently, we recycle approximately 5,000 pounds of metal annually, in addition to all used oil and coolant. As technologies evolve, we remain dedicated to adopting next-generation sustainable solutions and preserving our planet for future generations.

Social

We recognize the vital importance of our employees, the communities we operate in, and the global community at large. This awareness drives our commitment to implementing initiatives that create meaningful, positive impact—from the individual to a global scale.

Employee well-being lies at the heart of our mission. Rooted in a culture of family and community, we uphold our core values by offering robust benefits, educational assistance, and a safe, healthy work environment for all. We also celebrate the value of diversity—because our company was built on it—and continue to foster an inclusive workplace where everyone can thrive.

We believe that strong communities are fundamental to our success. That belief inspired the creation of Sidus Serves, our initiative dedicated to improving life on Earth through meaningful community engagement. Volunteerism is an integral part of our culture. We actively support K–12 education, assist military personnel and veterans, champion environmental stewardship, and contribute our time and resources to local nonprofits.

Our employees are deeply passionate about making a difference, and we proudly invest in the communities where they live and work. We’re especially committed to supporting local STEM programs and schools, with a focus on bridging the opportunity gap in the aerospace industry. Through partnerships with organizations that provide hands-on STEM learning to a diverse range of students, we are helping to build a more inclusive and innovative future.

Governance

Our governance structure is designed to promote transparency, efficiency, and ethics. Through a qualified and diverse chain of command, we are confident that our decision making will carry out performance at the highest degree. Our Board of Directors consists of professionals with strong executive experience, business strategy and leadership skills. Our board consists of 5 independent directors alongside our CEO.

Our Growth Strategies

We are focused on empowering end users, developers, channel partners and the organizations they serve to quickly and easily access and integrate real-time geospatial intelligence into their daily operations and prove out technologies to further grow the space ecosystem. Our growth strategy is driven by the following objectives:

Increase our overall customer base. As an established heritage aerospace firm, we are positioned at the forefront of the ongoing political and secular shift toward space-based communications and data derived from commercial satellite and intelligence providers. This evolving landscape presents a significant opportunity to expand our customer base through a combination of direct and indirect sales strategies. To support this growth, we are actively scaling both our direct sales teams and our global network of indirect sales channels.

Expand within our current customer base. As our satellite design and manufacturing and space-based data offerings grow and deliver results, we expect that our current customers will increase their spending on our expanded services.

Continue to penetrate international markets. We have expanded our strategic focus to include international markets, actively building a pipeline of prospective partnerships with small, underrepresented governments and global companies that can benefit from our expertise and services. As part of this initiative, we have signed partnership agreements with companies in Germany, Japan, Bahrain, and India to explore potential joint venture opportunities.

Grow distribution channels and channel partner ecosystem. We have strategically invested resources to expand our sales reach by developing robust distribution channels and forging partnerships with technology providers, solution partners, strategic global system integrators, and value-added resellers. These collaborations are designed to help us enter and grow in new markets while effectively complementing our direct sales efforts.

Global Space Industry Overview

The space economy has experienced significant growth in recent years, driven by technological advancements in satellites and terrestrial technologies that have enabled new commercial applications. These applications encompass satellite broadband, remote imaging, Internet-of-Things (IoT)/Machine-to-Machine (M2M) communications, defense-related uses, and more. Consequently, numerous operators have announced plans for new satellite constellations, predominantly comprising small Low Earth Orbit (LEO) satellites rather than traditional large Geostationary Orbit (GEO) satellites. This influx of new entrants across various segments has led to an evolving small satellite value chain, particularly in launch services, downstream value-added applications, mergers and acquisitions, and consolidation among stakeholders.

The rapid pace of innovation continues to drive the commercialization of space-based data, analytics, and insights, enhancing their relevance to businesses, governments, and the public. The demand for space-derived data is growing rapidly, while the cost of accessing space is decreasing. Key trends in the new space economy include the expansion of satellite constellations, increased availability of space-based data, a shift in user demand toward analytics and insights, climate change adaptation, global security concerns, and advancements in on-board technologies.

According to a McKinsey report published in January 2025, the space economy is projected to reach $1.8 trillion by 2035, up from $630 billion in 2023, with an average annual growth rate of 9%, outpacing global GDP growth. This growth is expected to be driven by satellites, increased government space budgets, and new applications and industries in space exploration.

The small satellite market is also experiencing substantial growth. According to The Business Research Company and a 2025 Global Market Insights report, the global small satellite market size was valued at $6.9 billion in 2024 and is projected to grow at a compound annual growth rate (CAGR) of 16.4% from 2025 to 2034, reaching approximately $30.6 billion by 2034. This growth is attributed to factors such as cost-effectiveness in space missions, advances in miniaturization, rapid development cycles, improved access to space, and the commercialization of space operations.

Private investment in the commercial space industry has surged, leading to the emergence of new companies reinventing major elements of the traditional space industry, including human spaceflight, satellites, and launch services, as well as unlocking entirely new market segments. Government agencies have recognized the value of the private commercial space industry and have become increasingly supportive and reliant on private companies to catalyze innovation and advance national space objectives. In the United States, this is evidenced by notable policy initiatives and the growing share of space activities conducted by commercial contractors.

Overall, the space economy is poised for significant growth, with both established and emerging players contributing to an increasingly dynamic and competitive landscape.

Launch Market

Historically, access to space was constrained by high capital requirements, with launch costs serving as the primary bottleneck for orbital activities. Launch availability—adequate for traditional, large-scale missions occurring only a few times a year—was often insufficient and limiting for operators of small satellites. While emerging launch providers have aimed to increase launch frequency and flexibility for smallsat missions, financial barriers have continued to pose challenges for new entrants.

Today, the landscape is shifting rapidly. After years of limited launch opportunities, small satellites now benefit from a wider range of launch solutions, including dedicated small launch vehicles, rideshare programs, brokers, and deployment systems. According to Euroconsult, the small satellite launch market—valued at $7.6 billion—is projected to grow by over 279% to reach $28.4 billion. However, a significant portion of that market remains dominated by national programs and vertically integrated providers like SpaceX. Previously overlooked due to fragmented demand and lower perceived profitability, the smallsat sector is now receiving increased attention, as launch supply adapts to meet rising demand with greater responsiveness and innovation.

Small Satellite Market

Since 2018, the commercial space market has experienced a significant paradigm shift, leading to an increased demand for small satellites (smallsats). According to Euroconsult, smallsats have become more compact over the past few years while enhancing their performance. Technological advancements have expanded their mission capabilities, making them more resilient, effective, and cost-effective. This miniaturization trend allows customers to choose between lighter satellites with unchanged capabilities or larger, more powerful satellites offering greater functionalities. Key technical enablers include:

●	Extended use of electric propulsion
●	Miniaturization of attitude sensors
●	Improvements in solar cell and battery efficiency
●	Commercial off-the-shelf (COTS) solutions for bus electronics
●	3D printing technologies

The demand for large geosynchronous satellites has declined as companies focus on deploying constellations of smaller, cost-effective broadband satellites in low and medium Earth orbits. Advancements in space-related sectors, particularly computational technologies and data analytics, have facilitated the miniaturization of satellite systems, thereby enhancing the market. Consequently, smallsats now provide operational services previously exclusive to larger satellites. Euroconsult projects that approximately 26,104 smallsats (under 500 kg) will be launched between 2023 and 2032, averaging a daily launch mass of 1.5 tons over the decade.

Moreover, this market growth has led to the emergence of new segments, such as nanosatellites (weighing less than 10 kg) and microsatellites (weighing between 10 and 100 kg). These satellites can operate individually or as part of constellations—large groups of interconnected satellites providing services like global internet connectivity, exemplified by SpaceX’s Starlink constellation. Euroconsult reports that the smallsat manufacturing market, valued at $15.5 billion from 2012 to 2021, is expected to grow by 258% to $55.6 billion over 2022 to 2031, driven by numerous constellation projects from both commercial and government stakeholders. The next decade will primarily feature the rollout of multiple constellation projects, accounting for 81% of smallsat launches, mainly by commercial operators. Notably, 3,335 smallsats under 10 kg are anticipated to launch in the next decade, more than doubling the 1,656 launched between 2012 and 2021. Satellites in this category, especially CubeSats, have gained momentum recently, with 1,187 launched in the past five years alone.

The growth in low Earth orbit (LEO) satellite constellations is driven by technological advances in ground equipment, new business models, expanded funding, and increasing demand for high bandwidth and lower latency. Although the satellite constellations market remains in its early stages, significant growth is anticipated in the launch industry as companies seek versatile and cost-effective methods to deploy single satellites to specific orbits or establish their satellite constellations. Furthermore, the expansion of the satellite constellations market is expected to benefit satellite services offerings. LEO satellite constellations have relatively short lifespans on orbit, necessitating the launch of replenishment satellites every few years

Results of Operations

Comparison of year ended December 31, 2024 to year ended December 31, 2023

The following table provides certain selected financial information for the periods presented:

	Years Ended
	December 31,
	2024	2023	Change	%
Revenue	$4,672,646	$5,962,785	$(1,290,139)	(22)%
Cost of revenue	6,141,657	4,321,482	1,820,175	42%
Gross Profit (Loss)	(1,469,011)	1,641,303	(3,110,314)	(190)%
Gross Profit Percentage	(31)%	28%

Selling, general & administrative expense	14,249,870	14,166,617	83,253	1%
Other expense	(1,805,175)	(1,803,034)	(2,141)	0%
Net loss	$(17,524,056)	$(14,328,348)	$(3,195,708)	22%

Revenue

Total revenue for the twelve months ended December 31, 2024 decreased approximately $1.3 million compared to total revenue for the twelve months ended December 31, 2023. Non-related party revenue decreased by approximately 23% for the twelve months ended December 31, 2024, to approximately $3.9 million as compared to approximately $5.0 million for the twelve months ended December 31, 2023. This was primarily driven by the timing of fixed price milestone contracts and lower satellite technology revenue. Related party revenue for the year decreased 16% to approximately $800,000 for the twelve months ended December 31, 2024 versus approximately $952,000 for twelve months ended December 31, 2023. This was influenced by the timing of fixed-price milestone contracts and a reduction in the number of contracts our related party secured with its customers, leading to decreased outsourcing of work to us.

Cost of Revenue

Cost of revenue increased 42% for the twelve months ended December 31, 2024 to approximately $6.1 million as compared to approximately $4.3 million for the twelve months ended December 31, 2023 and included approximately $713,000 related party cost of sales as of December 31, 2024 and approximately $655,000 as of December 31, 2023. The overall increase in cost of revenue was primarily driven by a mix of contracts of varying types, satellite and related software depreciation expense increase of approximately $1.75 million versus 2023 and continued increased supply chain related costs in the manufacturing side of our business.

Gross Profit (Loss)

The 31% decrease in our gross margin for the twelve months ended December 31, 2024 to a loss of approximately $1.5 million as compared to a profit of approximately $1.6 million for the twelve months ended December 31, 2023, was driven primarily by higher satellite and related depreciations costs, our mix of varying types of contracts with higher material and labor expenses and a decrease in our higher margin business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were in line when compared with the same period in 2023. This was primarily due to the following:

This was primarily related to the following increases:

●	An increase of approximately $304,000 in consulting outside services to $635,000 compared to $330,000 in 2023 due to business development and sales consulting services and temporary office and operations related labor.

●	An increase of approximately $903,000 in mission control related expenses to $976,000 compared to $73,000 in 2023 was primarily due to 2024 post launch satellite related services required.

●	An increase of approximately $335,000 in fundraising related expenses to $657,000 compared to $321,000 in 2023, as a result of increased capital raises.

●	An increase of approximately $217,000 in Board related cash and stock compensation to approximately $430,000 compared to approximately $213,000 in 2023 as we continue to expand and build our Board of Directors.

These increases were offset by the following decreases:

●	A decrease of $ 356,000 in D&O insurance to $592,000 compared to $948,000 in 2023 was due to a reduction in insurance rates.

●	A decrease of $838,000 in professional fees to $1.1 million compared to $1.9 million in 2023 primarily related to lower legal and accounting related expenses.

●	A decrease of $317,000 in research and development costs to $0.00 compared to $317,000 in 2023 related to initial engineering design and development costs of the satellite.

●	A decrease of $327,000 in investor and public relations expense to $109,000 from $436,000 in 2023, as a result of bringing more of these functions in house.

Total other income (expense)

During the year ended December 31, 2024, we had interest income of $39,009, other income related to the sale of obsolete equipment and scrap material of $4,613, interest expense of $1,285,652 and asset-based loan expense of $542,550.

During the year ended December 31, 2023, we had gain on sale of equipment of $17,950, finance expense of $917,848, interest expense of $747,420 and asset-based loan expense of $155,716.

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

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the twelve months ended December 31 2024, and 2023:

	Twelve Months Ended
	December 31,
	2024	2023	Change	%
Net Income / (Loss)	$(17,524,056)	$(14,328,348)	$(3,195,708)	22%
Interest Expense (i)	1,306,252	903,136	403,116	45%
Depreciation and Amortization (ii)	2,171,873	217,107	1,954,766	900%
Acquisition Deal Costs (iii)_	-	220,632	(220,632)	-100%
Capital raise expense (iv)	805,322	927,875	(122,553)	-13%
Warrant costs underwriter (v)	-	917,848	(917,848)	-100%
Severance Costs	22,201	147,222	(125,021)	-85%
Equity based compensation (vi)	309,736	104,038	205,698	198%
Total Non-GAAP Adjustments	4,615,384	3,437,858	1,177,526	34%
Adjusted EBITDA	(12,908,672)	(10,890,490)	(2,018,182)	19%

(i)	Sidus Space incurred increased interest expense due to short-term note payable due in Q4 2024 and interest expense related to an asset-based loan.
(ii)	Sidus Space incurred increased depreciation expense 2024 with launch and deployment of satellite fixed asset and related satellite software, as well as new ERP software capitalization.
(iii)	Sidus Space incurred one-time legal costs associated with the acquisition of Exo-Space, an Artificial Intelligence (AI) company.
(iv)	Sidus Space incurred internal fundraising expense related to multiple capital raises.
(v)	Sidus Space incurred one-time costs related to underwriter warrants during 2023.
(vi)	Sidus Space issued stock-based compensation for employee and Board services rendered.

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2024, and December 31, 2023.

	December 31,	December 31,
	2024	2023	Change	%
Current assets	$22,252,552	$9,202,310	$13,050,242	142%
Current liabilities	$14,209,502	$12,219,356	$1,990,146	16%
Working capital (deficiency)	$8,043,050	$(3,017,046)	$11,060,096	(367)%

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. We had insufficient operating revenues, so we are currently dependent on debt financing and sale of equity to fund operations.

We had an accumulated deficit of approximately $60.3 million and a working capital surplus of approximately $8.0 million as of December 31, 2024 compared to accumulated deficit of approximately $42.8 million and a working capital deficiency of approximately $3.0 million as of December 31, 2023. As of December 31, 2024, we had approximately $15.7 million of cash compared to approximately $1.2 million of cash as of December 31, 2023.

As of December 31, 2024, our working capital surplus was primarily due to funds raised in our capital raises completed Q4 2024. As of December 31, 2023, the working capital deficiency was primarily due to our build out of our LizzieSat® satellite in anticipation of our Q1 2024 launch.

Current assets increased by approximately $13.0 million, or 142%, to $22.3 million as of December 31, 2024 from approximately $9.2 million as of December 31, 2023. The increase is primarily attributable to our increased cash balance.

Current liabilities increased by approximately $2.0 million, or 16%, to approximately $14.2 million as of December 31, 2024 from approximately $12.2 million as of December 31, 2023. The increase was attributable to an increase in our asset-based loan liability partially offset by a decrease in account payable and other current liabilities.

In January 2025 the company issued 2,247,667 shares of Class A common stock in exchange for warrants exercised from the December 2024 capital raise. The company received funds of approximately $2.4 million in exchange for the shares issued.

Cash Flow

	Years Ended
	December 31,
	2024	2023	Change	%
Cash used in operating activities	$(15,825,052)	$(11,749,442)	$(4,075,610)	35%
Cash used in investing activities	$(7,474,836)	$(7,691,844)	$217,008	(3)%
Cash provided by financing activities	$37,787,360	$18,362,134	$19,425,226	106%
Cash on hand	$15,703,579	$1,216,107	$14,487,472	1191%

Year ended December 31, 2024 and 2023

For the years ended December 31, 2024 and 2023, we did not generate positive cash flows from operating activities. For the year ended December 31, 2024, net cash flows used in operating activities was approximately $15.8 million compared to approximately $11.7 million during the year ended December 31, 2023.

Cash flows used in operating activities for the year ended December 31, 2024, of approximately $15.8 million is comprised of a net loss of $17.5 million, which was reduced by non-cash expenses of $289,175 for stock-based compensation related to vested stock and stock options, $87,129 for bad debt expense, approximately $2.2 million for depreciation and amortization, and an increase in net working capital of approximately $849,000.

Cash flows used in operating activities for the year ended December 31, 2023, of approximately $11.7 million is comprised of a net loss of $14.3 million, which was reduced by non-cash expenses of $917,848 for issuing warrants as compensation of underwriter services, $104,038 for stock based compensation, $17,871 for bad debt expense, $217,107 for depreciation and amortization, and a decrease in in net working capital of approximately $1.3 million.

Cash Flows from Investing Activities

During the year ended December 31, 2024, we purchased property and equipment in the amount of approximately $7.5 million of which approximately $6.6 million primarily related to the satellite side of our business.

During the year ended December 31, 2023, we purchased property and equipment in the amount of approximately $7.2 million and invested approximately $483,644 related to our Exo-Space acquisition and approximately $6.7 million primarily related to the satellite side of our business.

Cash Flows from Financing Activities

During the year ended December 31, 2024, net cash provided in financing activities of approximately $37.8 million included our January 2024, March 2024, November 2024 and December 2024 capital raises of approximately $33.6 million net proceeds, and approximately $4.3 million net proceeds of an asset-based loan agreement, repayment of notes payable of $150,000 and proceeds from stock payable from warrants exercise.

During the year ended December 31, 2023, net cash provided in financing activities of approximately $18.4 million included our January 2023, April 2023 and October 2023 capital raises of approximately $16.6 million net proceeds, approximately $2.1 million net proceeds of an asset-based loan agreement, repayment of notes payable of approximately $303,000 and dividend payments on Series A preferred stock units.

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

Our revenue is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following five elements:

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

These five elements, as applied to each of our revenue categories, are summarized below:

Revenues primarily from manufacturing related fixed price contracts that are still in progress at month end are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs for each contract. This method is used because management considers total costs to be the best available measure of progress on these contracts. Revenue from fixed price contracts and time-and-materials contracts that are completed in the month the work was started are recognized when the work is shipped.

Revenues from fixed price contracts primarily related to the satellite side of the business that require milestone payments are recognized at the time of the milestone being met. This method is used because management considers that the payments are nonrefundable unless the entity fails to perform as promised. If the customer terminates the contract, we are entitled to retain any progress payments received from the customer and we have no further rights to compensation from the customer. Even though the payments made by the customer are nonrefundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate us for performance completed to date. Accordingly, we account for the progress under the contract as a performance obligation satisfied at a point in time.

The Company accounts for the majority of its fixed price or time and materials contracts as performance obligations satisfied over times, due to the Company’s enforceable right to collect based on services provided through any applicable date of termination. Amounts recognized as revenue over time due to this, but in which the Company does not yet have the right to invoice for due to contractual arrangements are reflected as contract assets until such time as they are invoiced, and the Company has the right to receive payment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIDUS SPACE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sidus Space, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sidus Space, Inc. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Refer to Note 2 to the financial statements

Description of the Critical Audit Matter

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services or when an enforceable right to payment for performance to date exists. The Company offers various mission critical hardware manufacturing and engineering services, along with satellite production and other orbital support programs.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together.

●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized, including contracts that include an enforceable right to payment for performance or other contractual restrictions.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following, among others:

●	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.

●	We selected a sample of customer agreements and performed the following procedures:

-	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.

-	Tested management’s identification and treatment of contract terms and provisions.

-	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

March 31, 2025

-SIDUS SPACE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$15,703,579	$1,216,107
Accounts receivable	827,886	1,175,077
Accounts receivable - related parties	641,376	67,447
Inventory	255,716	858,642
Contract asset	1,347,386	436,411
Contract asset - related party	46,953	43,173
Prepaid and other current assets	3,429,656	5,405,453
Total current assets	22,252,552	9,202,310

Property and equipment, net	14,891,976	9,570,214
Operating lease right-of-use assets	121,545	115,573
Intangible asset	398,135	398,135
Other assets	81,359	64,880
Total Assets	$37,745,567	$19,351,112

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$3,481,167	$6,697,562
Accounts payable and accrued interest - related party	581,243	677,039
Contract liability	16,192	77,124
Contract liability - related party	46,953	43,173
Asset-based loan liability	6,902,636	2,587,900
Notes payable	3,059,767	2,017,286
Operating lease liability	121,544	119,272
Total current liabilities	14,209,502	12,219,356

Total Liabilities	14,209,502	12,219,356

Commitments and contingencies

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding
Series A convertible preferred stock: 2,000 shares authorized; 0 and 372 shares issued and outstanding, respectively	-	-
Common stock: 210,000,000 authorized; $0.0001 par value
Class A common stock: 200,000,000 shares authorized; 15,956,816 and 983,173 shares issued and outstanding, respectively	1,597	98
Class B common stock: 10,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	83,887,682	49,918,441
Accumulated deficit	(60,353,224)	(42,786,793)
Total Stockholders’ Equity	23,536,065	7,131,756
Total Liabilities and Stockholders’ Equity	$37,745,567	$19,351,112

See auditor’s report and notes to the audited financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2024	2023

Revenue	$3,873,704	$5,010,565
Revenue - related parties	798,942	952,220
Total - revenue	4,672,646	5,962,785
Cost of revenue	6,141,657	4,321,482
Gross profit (loss)	(1,469,011)	1,641,303

Operating expenses
Selling, general and administrative expense	14,249,870	14,166,617
Total operating expenses	14,249,870	14,166,617

Net loss from operations	(15,718,881)	(12,525,314)

Other income (expense)
Other income	4,613	17,950
Interest expense	(1,306,252)	(747,420)
Interest income	39,015	-
Asset-based loan expense	(542,551)	(155,716)
Finance expense	-	(917,848)
Total other income (expense)	(1,805,175)	(1,803,034)

Loss before income taxes	(17,524,056)	(14,328,348)
Provision for income taxes	-	-
Net loss	$(17,524,056)	$(14,328,348)

Dividend on Series A preferred Stock	(42,375)	(202,599)
Net loss attributed to stockholders	(17,566,431)	(14,530,947)

Basic and diluted loss per common share	$(3.60)	$(23.44)
Basic and diluted weighted average number of common shares outstanding	4,874,985	619,986

See auditor’s report and notes to the audited financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A						Additional
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2022	-	$-	80,235	$8	100,000	$10	$32,131,041	$(28,255,846)	$3,875,213

Series A preferred stock units issued	2,000	-	-	-	-	-	1,811,000	-	1,811,000
Class A common stock issued for conversion of Series A preferred stock and dividend	(1,628)	-	176,791	18	-	-	166,465	-	166,483
Class A common stock units issued	-	-	150,000	15	-	-	14,784,419	-	14,784,434
Class A common stock issued for exercise of warrants	-	-	529,940	53	-	-	3,634	-	3,687
Warrants issued for finance expense				-	-	-	917,848		917,848
Vested Board Compensation	-	-	-	-	-	-	54,350	-	54,350
Stock option expense			-	-	-	-	49,688	-	49,688
Dividend on Series A preferred Stock	-	-	-	-	-	-	-	(202,599)	(202,599)
Common stock issue for reverse split adjustment	-	-	46,207	4	-	-	(4)	-	-
Net loss	-	-	-	-	-	-		(14,328,348)	(14,328,348)
Balance - December 31, 2023	372	$-	983,173	$98	100,000	$10	$49,918,441	$(42,786,793)	$7,131,756

Class A common stock issued for conversion of Series A preferred stock and dividend	(372)	-	106,748	11	-	-	58,930	-	58,941
Class A common stock units issued	-	-	14,162,490	1,417	-	-	31,632,168	-	31,633,585
Class A common stock issued for exercise of warrants	-	-	686,735	69	-	-	1,966,470	-	1,966,539
Vested officers compensation	-	-	17,671	2	-	-	114,437	-	114,439
Stock option expense	-	-	-	-	-	-	174,736	-	174,736
Stock payable for 10,000 shares for exercise of warrants	-	-	-	-	-	-	22,500	-	22,500
Dividend on Series A preferred Stock	-	-	-	-	-	-	-	(42,375)	(42,375)
Reverse split adjustment	-	-	(1)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(17,524,056)	(17,524,056)
Balance - December 31, 2024	-	$-	15,956,816	$1,597	100,000	$10	$83,887,682	$(60,353,224)	$23,536,065

The accompanying notes are an integral part of these consolidated financial statements.

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(17,524,056)	$(14,328,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	289,175	1,021,886
Depreciation and amortization	2,171,873	217,107
Bad debt	87,129	17,871
Changes in operating assets and liabilities:
Accounts receivable	260,062	(290,839)
Accounts receivable - related party	(573,929)	100,723
Inventory	602,926	(265,594)
Contract asset	(910,975)	(375,479)
Contract asset - related party	(3,780)	(28,191)
Prepaid expenses and other assets	1,959,318	(1,950,807)
Accounts payable and accrued liabilities	(2,026,147)	3,986,275
Accounts payable and accrued liabilities - related party	(95,796)	110,403
Contract liability	(60,932)	16,192
Contract liability - related party	3,780	28,191
Changes in operating lease assets and liabilities	(3,700)	(8,832)
Net Cash used in Operating Activities	(15,825,052)	(11,749,442)

Cash Flows From Investing Activities:
Purchase of property and equipment	(7,474,836)	(7,208,200)
Cash paid for asset acquisition	-	(483,644)
Net Cash used in Investing Activities	(7,474,836)	(7,691,844)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	33,600,124	14,788,121
Proceeds from issuance of Series A preferred stock units	-	1,811,000
Proceeds from asset-based loan agreement	7,305,852	6,379,624
Repayment of asset-based loan agreement	(2,991,116)	(4,294,073)
Proceeds from stock payable for 10,000 shares for exercise of warrants	22,500	-
Repayment of notes payable	(150,000)	(302,983)
Dividend paid	-	(19,555)
Net Cash provided by Financing Activities	37,787,360	18,362,134

Net change in cash	14,487,472	(1,079,152)
Cash, beginning of period	1,216,107	2,295,259
Cash, end of period	$15,703,579	$1,216,107

Supplemental cash flow information
Cash paid for interest	$1,304,144	$190,920
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Class A common stock issued for conversion of Series A convertible preferred stock	$16,566	$-
Recognition of right-of-use asset and lease liability	$284,861	$135,235
Class A common stock issued for exercised cashless warrant	$-	$166,483

The accompanying notes are an integral part of these consolidated financial statements.

SIDUS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Description of Business

Founded in 2012, Sidus Space is an innovative, agile space mission enabler providing flexible, cost-effective solutions to government, defense, intelligence, and commercial companies around the globe. Our products and services include satellite manufacturing and technology integration, AI-driven space-based data solutions, mission planning and management operations, AI/ML products and services and space and defense manufacturing. With our mission of Space Access Reimagined®, Sidus is committed to rapid innovation, adaptable and cost-effective solutions, and the optimization of space system and data collection performance.

We offer customers a variety of mission options whether the ability to host a technology, procure a satellite bus, or simply purchase data as a service. Our flight proven modular satellite, LizzieSat® is a 3D printed, multi-sensor, multi-mission satellite, which is the first of its kind, offering a flexible, cost-effective platform that can be easily adapted to integrate new technologies or customized and scaled to create a new satellite design to meet mission requirements.

Through our Sidus Orlaith™ AI ecosystem, we enable near real-time on-orbit data processing, enhancing the speed and efficiency of data delivery from LizzieSat® sensors. Orlaith™ offers high-performance on-orbit edge computing and data processing from diverse sensor sets leveraging Sidus’ proprietary FeatherEdge™ hardware and Cielo™ software. Orlaith’s systemic capabilities provide industry-leading and differentiated data delivery for a wide range of end uses including methane detection, AIS tracking, border security, and technology characterization. Orlaith’s data processing can also be seamlessly customized for new and/or esoteric missions

Reverse Stock Split

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2024 and 2023.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2024, was $645,275. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company has also mitigated some of the risk through the use of a premium savings account. This account is used for amounts that are over a set balance maintained in the Company’s general operating account. Balances in the premium savings account are insured up to $150 million.

Accounts Receivable

Accounts receivable are stated at the amount of consideration from customers of which the Company has an unconditional right to receive plus any accrued and unpaid interest. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company sells certain accounts receivable with recourse in order to accelerate the receipt of cash. Bechtel, Craig Technologies and TNO make up approximately 38%, 19% and 12% of the total revenue respectively in FY24 and 13%, 44% and 34% respectively of December 31, 2024 accounts receivable. Bechtel and L3 make up approximately 31% and 9% of the total revenue respectively for FY23 and 58% and 11% of the total December 31, 2023, accounts receivable respectively.

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

During the years ended December 31, 2024 and 2023, the Company recorded bad debt of $87,129 and $17,871, respectively. The Company’s allowance for doubtful accounts balance at December 31, 2024 was $112,500 and $25,370 at December 31, 2023.

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

Contract Assets and Contract Liabilities

The amounts included within contract assets and contract liabilities are related to the company’s long-term construction contracts. The Company accounts for the majority of its fixed price or time and materials contracts as performance obligations satisfied over times, due to the Company’s enforceable right to collect based on services provided through any applicable date of termination. Amounts recognized as revenue over time due to this, but in which the Company does not yet have the right to invoice for due to contractual arrangements are reflected as contract assets until such time as they are invoiced, and the Company has the right to receive payment. Retainage for which the company has an unconditional right to payment that is only subject to the passage of time is classified as contracts receivable. Retainage subject to conditions other than the passage of time are included in contract assets and contract liabilities on a net basis at the individual contract level. Contract assets represent revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts. Contract liabilities represent the company’s obligation to perform on uncompleted contracts with customers for which the company has received payment or for which contracts receivable are outstanding.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At December 31, 2024 and 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Revenues from fixed price service contracts that contain provisions for milestone payments primarily related to satellite technology related contracts are recognized at the time of the milestone being met. This method is used because management considers that the payments are nonrefundable unless the entity fails to perform as promised. If the customer terminates the contract, the Company is entitled to retain any progress payments received from the customer and the Company has no further rights to compensation from the customer. Even though the payments made by the customer are nonrefundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate the Company for performance completed to date. Accordingly, the Company accounts for the progress under the contract as a performance obligation satisfied at a point in time. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

The Company accounts for the majority of its fixed price or time and materials contracts as performance obligations satisfied over times, due to the Company’s enforceable right to collect based on services provided through any applicable date of termination. Amounts recognized as revenue over time due to this, but in which the Company does not yet have the right to invoice for due to contractual arrangements are reflected as contract assets until such time as they are invoiced, and the Company has the right to receive payment.

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

For the years ended December 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2024	2023
	(Shares)	(Shares)
Warrants excluding pre-funded warrant	5,402,306	233,818
Series A convertible preferred stock	-	283,512
	5,402,306	517,330

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2024 or December 31, 2023.

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

As of December 31, 2024 and 2023, Aurea’s assets and liabilities are as follows:

	December 31,	December 31,
	2024	2023
Assets
Cash	$65,333	$52,492
Prepaid and other current assets	13,264	13,164
	$78,597	$65,656

Liability
Accounts payable and other current liabilities	$78,575	$74,219

For the years ended December 31, 2024 and 2023, Aurea’s net loss was $170,114 and $157,467, respectively.

Note 4. Prepaid expense and Other current assets

As of December 31, 2024 and 2023, prepaid expense and other current assets are as follows:

	December 31,	December 31,
	2024	2023
Prepaid insurance	$374,480	$699,310
Prepaid components	528,000	1,258,965
Prepaid satellite services & licenses	2,353,757	3,313,706
Prepaid software	82,440	91,258
Other current assets	90,979	42,214
	$3,429,656	$5,405,453

During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $18,492 and $26,302 related to financing of our prepaid insurance policies.

Note 5. Inventory

As of December 31, 2024 and 2023, inventory is as follows:

	December 31, 2024	December 31, 2023
Work in Process	$255,716	$858,642

Work in Process consists of components and related labor and other costs incurred on applicable contracts based on estimated total costs to complete. Related labor and other non-component costs for longer term contracts subject to contractual invoicing arrangement are reflected in contracts receivable. For comparison purposes 2023 was adjusted to reflect labor and other related costs for longer term contracts subject to contractual invoicing arrangements previously reflected in Work in Process to be reflected in contracts receivable.

Note 6. Property and Equipment

At December 31, 2024 and 2023, property and equipment consisted of the following:

	December 31,	December 31,
	2024	2023
Office equipment	$17,061	$17,061
Computer equipment	41,233	41,233
Vehicle	35,424	35,424
Software	1,358,558	482,127
Machinery	3,257,764	3,209,719
Leasehold improvements	397,536	397,536
R&D software	-	9,655
Satellite and related software	12,305,379	-
Construction in progress	2,883,337	8,609,902
	20,296,292	12,802,657
Accumulated depreciation	(5,404,316)	(3,232,443)
Property and equipment, net of accumulated depreciation	$14,891,976	$9,570,214

As of December 31, 2024 and 2023, construction in progress represents components to be used in the manufacturing of our satellites.

Depreciation expense of property and equipment for the years ended December 31, 2024 and 2023 is $2,171,873 and $217,107 of which $1,921,649 and $176,321 are included as components of cost of revenue, respectively.

During the years ended December 31, 2024 and 2023, the Company purchased assets of $7,474,836 and $7,208,200, respectively.

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

Pro forma results of operations have not been presented because the effects of the Acquisition was not material to our consolidated results of operations. Acquisition-related costs included legal fees of $220,632 and were expensed as incurred. The following table summarizes the amounts for the business acquisition which were allocated to the fair value of aggregated net assets acquired:

Cash paid	$468,663
Assets Acquired:
Accounts receivable	$51,769
Inventory	9,611
Property and equipment	9,148
Intangible asset	398,135
Total	$468,663

Note 8. Accounts payable and other current liabilities

At December 31, 2024 and 2023, accounts payable and other current liabilities consisted of the following:

	December 31,	December 31,
	2024	2023

Accounts payable	$2,071,357	$4,716,964
Payroll liabilities	907,697	1,250,330
Credit card liability	51,522	93,826
Other payable	165,435	156,885
Dividend payable	-	16,566
Payable for purchase of property and equipment	18,799	-
Insurance payable	266,357	462,991
	$3,481,167	$6,697,562

As of December 31, 2024 and 2023 accounts payable included $92,500 and $37,500 related to Q4 Board of Director compensation payments.

Note 9. Asset-based loan

The Company is party to a recourse loan and security agreement with an unrelated lender dated November 30, 2022, whereby the lender will provide loans secured by certain accounts receivable for up to 90% of the face amount, which is paid to the Company in the form of a cash advance. The Company has a revolving line of credit for $3 million with a collateralized loan interest rate of 16.2% annum and uncollateralized loan interest rate of 19.5% annum on outstanding balances. In 2024, the Company agreed to increase a revolving line of credit for $7 million. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the loan and security agreement, the Company must pay back any invoices that become uncollectable. As of December 31, 2024 and 2023, the company’s collateralized and uncollateralized asset-based loan balance was $6,902,636 and $2,587,900, respectively. For the years ended December 31, 2024 and 2023, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $542,501 and $155,716, respectively. As of January 31, 2025 the Company’s revolving line of credit was increased from $7 million to $10.5 million with same interest rates noted above for collateralized and uncollateralized loan interest rates. The Company used the increase in its revolving line of credit to pay off the approximately $3.2 million note payable with Decathlon.

Note 10. Contract assets and liabilities

At December 31, 2024 and 2023, contract assets and contract liabilities consisted of the following:

Contract assets	December 31, 2024	December 31, 2023

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset) that are subject to restrictions on invoicing, excluding retainage	$1,331,194	$359,287
Retainage included in contract assets due to being conditional on something other than solely passage of time	16,192	77,124
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	46,953	43,173
Total contract assets	$1,394,339	$479,584

Contract liabilities	December 31, 2023	December 31, 2022

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	16,192	77,124
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – related party	46,953	43,173
Total contract liabilities	$63,145	$120,297

Note 11. Leases

Operating lease

We have a noncancelable operating lease entered in November 2016 for our warehouse space that expired in July 2021 and had renewal options to May 2024 The monthly “Base Rent” was $10,392 and the Base Rent was increased by 2.5% each year. In May 2023 the Company exercised its option and extended the lease to May 31, 2024.

In May 2021, we entered into a new lease agreement which included both our office and warehouse space that expired May 31, 2024. The Company had the option to terminate the lease after 12 months and 24 months from the commencement date. The office facility monthly “Base Rent” was $11,855 and the Base Rent was increased by 2.5% each year.

We have a new lease contract entered June 1, 2024 which includes both our office facility and warehouse space that expires May 31, 2025. The monthly “Base Rent” is $11,876 and $12,767.

We recognized total lease expense, primarily related to our operating leases, on a straight-line basis in accordance with ASC 842.

As of December 31, 2024 and 2023, the Company recorded a refundable security deposit of $10,000 for its warehouse space and is included in other assets on the balance sheet.

The operating lease expense were as follows:

	Years ended December 31,
	2024	2023
Lease cost
Operating lease cost	$384,237	$353,329

Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2024	2023
Operating lease right-of-use assets at inception	$284,861	$1,276,515
Accumulated amortization	(163,316)	(1,160,942)
Total operating lease right-of-use assets	$121,545	$115,573

Operating lease liabilities - current	$121,544	$119,272
Operating lease liabilities - non-current	-	-
Total operating lease liabilities	$121,544	$119,272

Right-of-use assets obtained in exchange for new operating lease liability	284,861	-

Weighted-average remaining lease term — operating leases (year)	0.41	0.42
Weighted-average discount rate — operating leases	8.25%	4.73%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at December 31, 2024, were as follows:

Total
Year Ended December 31,
2025	$123,216
Thereafter	-
123,216
Less: Imputed interest	(1,672)
Operating lease liabilities	$121,544

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party and a principal shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. On February 1, 2024, the Company extended the month-to-month Sublease agreement. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the years ended December 31, 2024 and 2023, the Company recorded $79,005 and $58,024 directly related to this short-term month to month lease to lease expenses.

Note 12. Notes Payable

Decathlon Note

On December 3, 2021, we entered into a Loan Assignment and Assumption Agreement, or Loan Assignment, with Decathlon Alpha IV, L.P., or Decathlon and Craig Technical Consulting, Inc (“CTC”) pursuant to which we assumed the Decathlon Note. In connection with our assumption of the Decathlon Note, CTC reduced the principal of the Note Payable – related party by $1.4 million for an aggregate principal balance of $2.6 million. The Company recorded a reclassification of $1,106,164 from Note Payable – related party to Note payable – non- current (Decathlon note) and recorded forgiveness of note payable – related party of $293,836. (See Note 12)

Management believes that the assumption of the Decathlon Note from CTC was in our best interests because in connection therewith, Decathlon released us from a cross-collateralization agreement it was a party to with CTC for a loan of a greater amount. Also in connection with the Loan Assignment on December 3, 2021, we entered into a Revenue Loan and Security Agreement, or RLSA, with Decathlon and our CEO, Carol Craig, pursuant to which we pay interest based on a minimum rate of one (1) times the amount advanced and make monthly payments based on a percentage of our revenue calculated as an amount equal to the product of (i) all revenue for the immediately preceding month multiplied by (ii) the Applicable Revenue Percentage, defined as 4% of revenue for payments due during any month. The Decathlon Note was amended November 16, 2023. The maturity date was extended from December 9, 2023 to December 9, 2024 and final payoff of indebtedness and release of security executed January 29, 2025. The monthly interest was converted to a fixed amount of $50,000 per month. The Decathlon Note is secured by our assets and is guaranteed by CTC and matures the earliest of: (i) December 9, 2024, (ii) immediately prior to a change of control, or (iii) upon an acceleration of the obligations due to a default under the RLSA. As a result, on December 31, 2021, the Company recorded the forgiveness of note payable-related party of $293,836 and the reclass of $1,106,164 from Note Payable – related party to Note Payable.

During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $1,192,481 and $721,119, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures, and made payments of $150,000 and $252,983, respectively. As of December 31, 2024 and 2023, the Company recorded principal amount and accrued interest of $3,059,767 and $2,017,286 on the balance sheet, respectively. On January 31, 2025 the Company fully paid off the principal amount and accrued but unpaid interest of approximately $3.2 million.

Note 13. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $798,942 and $952,220 for the years ended December 31, 2024 and 2023 and accounts receivable of $641,376 and $67,447 and contract asset and contract liability of $46,953 and $43,173 as of December 31, 2024 and 2023, respectively, from contracts entered into by Craig Technical Consulting, Inc, a principal stockholder, and subcontracted to the Company for four customers.

Accounts Payable

As of December 31, 2024 and 2023, the Company owed $581,243 and $677,039 to Craig Technical Consulting, Inc. Advances are unsecured, due on demand and non-bearing-interest.

Cost of Revenue and Operating expenses

For the years ended December 31, 2024 and 2023, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $712,669 and $654,605, and general and administrative expense of $93,476 and $24,363, respectively.

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The agreement was amended and the term of agreement was extended to June 30, 2025.

During the year ended December 31, 2024 and 2023, the Company recorded professional services of 160,221 and $106,057, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party and a principal shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. On February 1, 2024, the Company extended the month-to-month Sublease agreement. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the years ended December 31, 2024 and 2023, the Company recorded $79,005 and $58,024 directly related to this short-term month to month lease to lease expenses.

Note 14. Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the years ended December 31, 2024 and 2023 the Company recorded payments of $120,000 in Other General and Administrative expenses. These are eliminated upon consolidation.

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

During the years ended December 31, 2024 and 2023, 372 and 1,628 shares of Series A convertible preferred stock and a related dividend of $27,374 and $166,483 were converted into 106,748 and 176,791 shares of Class A common stock, respectively.

The Company had 0 and 372 shares of Series A Convertible preferred stock issued and outstanding as of December 31, 2024 and 2023, respectively.

Class A Common Stock

The Company had 15,956,816 and 983,173 shares of Class A common stock issued and outstanding as of December 31, 2024 and 2023, respectively.

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

On November 14, 2024, the Company completed a public offering of 4,520,000 shares of our Class A common stock at a public offering price of $1.25 per share, and Pre-Funded Warrants to purchase up to 1,080,000 shares of Class A common stock at a public offering price of $1.249 per pre-funded warrant, for which we received approximately $6.1 million of net proceeds. Pre-funded warrants were exercised fully. In addition, the Company issued 332,700 shares pursuant to it over-allotment option.

On December 17, 2024, the Company entered into securities purchase agreements (the “Purchase Agreement”) for the issuance and sale in a private placement of (i) 5,657,090 shares of the Company’s Class A common stock, (ii) pre-funded warrants to purchase up to 1,162,802 shares of the Company’s Class A Common Stock at an exercise price of $0.0001 per share and (iii) warrants to purchase up to 3,409,946 shares of the Company’s Common Stock, at a purchase price of $2.25 per share of Common Stock and accompanying warrants. The Common Warrants are exercisable immediately upon issuance at an exercise price of $2.25 per share and have a term of exercise equal to five and one-half years from the date of issuance. Pre-funded warrants were still outstanding as of December 31, 2024.

During the year ended December 31, 2024, 372 shares of Series A convertible preferred stock and a related dividend of $58,941 were converted into 106,748 shares of Class A common stock.

During the year ended December 31, 2024, 686,735 shares of Class A common stock were issued for exercise of warrants. Gross proceeds from the exercise of the warrants were $1,966,539.

During the year ended December 31, 2024, the Company issued 17,671 shares for employee compensation, valued at $25,270.

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

Class B Common Sock

The Company had 100,000 shares of Class B common stock issued and outstanding as of December 31, 2024 and 2023.

Warrants

January 2023 offering

For the year ended December 31, 2023, the Company issued a total of 146,100 pre-funded warrants exercisable for a period of five years at an exercise price per share of $30.0 in connection with the common stock sold in January 2023. These warrants were fully exercised into Class A Common stock as part of the offering previously described. In addition, the Company issued a total of 6,901 underwriter warrants exercisable 180 days after the January 30, 2023 date of the offering agreement, for a period of five years at an exercise price per share of $37.5 in connection with the common stock sold. The Company recognized the value of 6,901 underwriter warrants of $566,229 as finance expense for compensation of services.

April 2023 offering

For the year ended December 31, 2023, the Company issued a total of 217,310 pre-funded warrants and 340,910 warrants exercisable for a period of five years at an exercise price per share of $33.0 in connection with the common stock sold in April 2023. During the second and third quarters of 2023, a total of 217,310 pre-funded warrants and 333,049 warrants were exercised into Class A Common stock. In addition, the Company issued a total of 10,228 underwriter warrants exercisable 180 days after the April 20,2023 date of the offering agreement, for a period of five years at an exercise price per share of $41.25 in connection with the common stock sold. The Company recognized the value of 10,228 underwriter warrants of $240,525 as finance expense for compensation of services.

October 2023 offering

For the year ended December 31, 2023, the Company issued 197,006 warrants exercisable for a period of five years at an exercise price per share of $10.152 in connection with the Series A Convertible Preferred stock sold in October 2023. In addition, the Company issued a total of 11,820 underwriter warrants exercisable any time after the October 11, 2023 date of the offering for a period of five years at an exercise price per share of $12.69 in connection with the common stock sold. The Company recognized the value of 11,820 underwriter warrants of $111,094 as finance expense for compensation of services.

During the year ended December 31, 2024, the Company issued 200 warrants exercisable for a period of five years at an exercise price per share of $100 to a prior employee.

January 2024 offering

The Company issued a total of 69,900 pre-funded warrants exercisable for a period of five years at an exercise price per share of $4.50 in connection with the common stock sold in January 2024. These warrants were fully exercised into Class A Common stock as part of the offering previously described. In addition, the Company issued a total of 62,585 underwriter warrants exercisable 180 days after the January 29, 2024 date of the underwriting agreement, for a period of five years at an exercise price per share of $5.625 in connection with the common stock sold. The Company recognized the value of 62,585 underwriter warrants of $528,818 as direct incremental costs of the offering and recorded as a reduction of additional paid in capital.

February 2024 offering

The Company issued a total of 66,050 underwriter warrants exercisable 180 days after the February 29, 2024 date of the offering agreement, for a period of five years at an exercise price per share of $7.50 in connection with the common stock sold. The Company recognized the value of 66,050 underwriter warrants of $576,061 as direct incremental costs of the offering and recorded as a reduction of additional paid in capital.

November 2024 offering

The Company issued a total of 296,635 underwriter warrants exercisable 180 days after the November 14, 2024 date of the offering agreement, for a period of five years at an exercise price per share of $1.56 in connection with the common stock sold. The Company recognized the value of 296,635 underwriter warrants of $361,636 as direct incremental costs of the offering and recorded as a reduction of additional paid in capital.

December 2024 offering

The Company issued pre-funded warrants to purchase up to 1,162,802 shares of the Company’s Class A Common Stock at an exercise price of $0.0001 per share and warrants to purchase up to 3,409,946 shares of the Company’s Common Stock, at a purchase price of $2.25 per share of Common Stock and accompanying warrants. The Common Warrants are exercisable immediately upon issuance at an exercise price of $2.25 per share and have a term of exercise equal to five and one-half years from the date of issuance. In addition, the Company issued a total of 340,995 underwriter warrants exercisable 180 days after the December 18, 2024 date of the offering agreement, for a period of five years at an exercise price per share of $2.25 in connection with the common stock sold. The Company recognized the value of 340,995 underwriter warrants of $1,881,092 as direct incremental costs of the offering and recorded as a reduction of additional paid in capital.

The Company concluded that the warrants met the requirements to be classified in stockholders’ equity. The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

	Year ended December 31, 2024	Year ended December 31, 2023
Expected term	5 - 5.50 years	5 years
Expected average volatility	177 - 188%	182 - 190%
Expected dividend yield	-	-
Risk-free interest rate	3.97 - 4.32%	3.62 - 3.96%

A summary of activity of the warrants during the year ended December 31, 2024 and 2023 as follows:

	Number of	Weighted average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2022	-	$-	-
Granted	146,100	30.00	5.00
Granted	558,220	33.00	5.00
Granted	6,901	37.50	5.00
Granted	10,228	41.25	5.00
Granted	11,820	12.69	5.00
Granted	197,006	10.15	5.00
Exercised	(146,100)	30.00	-
Exercised	(550,359)	33.00	-
Outstanding, December 31, 2023	233,816	$13.22	4.73
Granted	69,900	4.50	5.00
Granted	200	100.00	5.00
Granted	62,585	5.63	5.00
Granted	66,050	7.50	5.00
Granted	296,635	1.56	5.00
Granted	340,995	2.25	5.00
Granted	3,409,946	2.25	5.50
Granted (*)	1,162,802	2.25	5.50
Split – warrant granted in October 2023	516,012	1.25	-
Exercised (**)	(756,635)	3.25	-
Outstanding, December 31, 2024	5,402,306	$2.50	5.35

Exercisable, December 31, 2024	4,764,676	$2.58	5.40

*	Prefunded warrants were not yet issued as of December 31, 2024.

**	Prefunded warrants, 69,900, from January 2024 offering, are included in the direct sale of equity due to immediately exercised upon raise.

The intrinsic value of the warrants as of December 31, 2024 is $14,107,379.

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

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Expected term	3.50 years	2.50 - 3.75 years
Expected average volatility	187%	173%
Expected dividend yield	-	-
Risk-free interest rate	4.14%	4.46 - 5.02%

During the year ended December 31, 2024 and 2023, the Company granted 25,000 and 39,752 options valued at $95,325 and $583,580, respectively. During the year ended December 31, 2024 and 2023, the Company recognized stock option expense of $174,736 and $49,688, respectively, and as of December 31, 2024, $454,483 remains unamortized. The intrinsic value of the 64,752 options outstanding as of December 31 2024, is $17,000.

A summary of activity of the stock options during the year ended December 31, 2024 and 2023, is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2022	-	$-	-
Granted	39,752	16.42	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2023	39,752	$16.42	4.64
Granted	25,000	4.12	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2024	64,752	$11.67	3.82

Exercisable options, December 31, 2024	10,088	$17.67	3.64

Note 16. Income tax

The Company has not made a provision for income taxes for the year ended December 31, 2024 and 2023, since the Company has the benefit of net operating losses in these periods and the Company changed from a limited liability partnership to a C corporation during 2021.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2024. The Company has incurred a net operating loss of $17,707,422. The net operating loss carry forwards can offset 80 percent of future taxable income and carryforward indefinitely as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code U.S. federal tax returns are closed by statute for years through 2014. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 5.5% in 2024 and 2023, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended
	December 31,
	2024	2023

Loss for the year	$(17,524,056)	$(14,328,348)

Income tax (recovery) at statutory rate	$(3,680,100)	$(3,009,000)
State income tax expense, net of federal tax effect	(963,800)	(788,100)
Permanent difference and other	-	-
Change in valuation allowance	4,643,900	3,797,100
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2024	2023

Non-operating loss carryforward	$12,753,049	$8,109,149
Valuation allowance	(12,753,049)	(8,109,149)
Net deferred tax asset	$-	$-

Note 17. Segment

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow global operating margin and the allocation of budget between cost of revenues, sales and marketing, technology and development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023:

	Years Ended
	December 31,
	2024	2023	Change	%
Revenue	$4,672,646	$5,962,785	$(1,290,139)	(22)%
Cost of revenue	6,141,657	4,321,482	1,820,175	42%
Gross Profit (Loss)	(1,469,011)	1,641,303	(3,110,314)	(190)%
Gross Profit Percentage	(31)%	28%

Selling, general & administrative expense	14,249,870	14,166,617	83,253	1%
Other expense	(1,805,175)	(1,803,034)	(2,141)	0%
Net loss	$(17,524,056)	$(14,328,348)	$(3,195,708)	22%

	Years Ended
	December 31,
	2024	2023	Change	%
Selling, general & administrative expenses
Payroll expenses	$6,978,930	$7,226,481	$(247,551)	(3)%
Sales and marketing expenses	193,942	596,368	(402,426)	(67)%
Lease expense	386,520	353,329	33,191	9%
Professional fees	1,105,930	1,940,600	(834,670)	(43)%
General and administrative expense	5,584,548	4,049,839	1,534,709	38%
Total	$14,249,870	$14,166,617	$83,253	1%

Note 18. Subsequent events

Subsequent to December 31, 2024, the Company issued a total of 2,247,667 shares of Class A common stock. 1,068,332 shares were from warrants exercised at an exercise price of $2.25 per share from the Company’s December 2024 offering. 1,162,802 shares were from prefunded warrants exercised, also related to the Company’s December 2024 offering, The remaining 16,533 shares related to vested Officer and Director equity compensation issued in the form of Class A common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of March 31, 2025.

Name	Age	Position
Carol Craig	56	Chief Executive Officer and Chairman
Adarsh Parekh (1)	45	Chief Financial Officer
Dana Kilborne	62	Director
Cole Oliver	46	Director
Leonardo Riera	64	Director
Jeffrey Shuman (2)	70	Director
Lavanson Coffey (3)	60	Director

(1) Mr. Parekh joined the Company as Chief Financial Officer in January 2025.

(2) Mr. Shuman joined the Company as a director in July 2024.

(3) Mr. Coffey joined the Company as a director in August 2024.

The business background and certain other information about our directors and executive officers is set forth below.

Carol Craig. Ms. Craig is the founder of our company and has served as our Chief Executive Officer and Chairwoman since 2012. Ms. Craig is also the founder and Chief Executive Officer of Craig Technical Consulting, Inc., an engineering and technology company since 1999. Ms. Craig graduated from Knox College with a BA in Computer Science and a BS in Computer Science Engineering from University of Illinois. She also has a MS degree in Electrical and Computer Engineering from the University of Massachusetts at Amherst. She is currently pursuing a PhD in Systems Engineering and an MBA with a concentration in Finance at the Florida Institute of Technology. Carol is a former P-3 Orion Naval Flight Officer and one of the first women eligible to fly in combat. She has served on over 30 boards that include educational, aerospace and defense industry and non-profit organizations. Ms. Craig was selected to serve on our board of directors due to her extensive experience in the space industry and her relationships with key players in commercial space along with her position as CEO.

Adarsh Parekh. Mr. Parekh joined Sidus Space in January 2025, bringing over 20 years of experience in financial services and financial operations. He has been directly involved in over $3 billion of M&A, capital markets, and investing transactions. Before joining Sidus Space, Mr. Parekh served as CFO of Terran Orbital Corporation, playing a key role in its sale to Lockheed Martin. He has also held CFO positions at multiple entities and was a Principal at Renewable Resources Group, a private equity firm managing over $2 billion in assets. Mr. Parekh began his career in the Investment Banking Division of Lehman Brothers, Inc., in New York, where he worked with Fortune 500 management teams on transformational transactions. Mr. Parekh focuses on cultivating sustainable relationships to drive business scaling and positive, win-win transactions. He holds a Bachelor of Science in Economics degree with concentrations in Finance and Management from the Wharton School at the University of Pennsylvania.

Leonardo Riera. Mr. Riera was appointed to our board of directors in April 2023. Mr. Riera has over 35 years of experience in investment banking and fund management, including serving as Executive Director, Country Head for Bankers Trust in Caracas, Venezuela for over 10 years and Head of Mergers and Acquisitions for Citicorp Investment Bank in Caracas, Venezuela. Mr. Riera has served as President of LiNiCo Corporation, a subsidiary of Comstock Mining Inc. (NYSE: LODE), a renewable energy and products company, since April 2022. Mr. Riera has served as a member of the board of directors and as Chief Strategy Officer of Vaya Space, a privately held space and defense company based in Florida from March 2023 through August 2024. He has also served as a member of the board of directors and chair of the audit committee of FenixOro Gold Corp. (FENX.CN), a Canadian company focused on acquiring and exploring gold projects, since January 2021. Mr. Riera served as a member of the board of directors and as a member of the audit committee, nominating and corporate governance committee and compensation committee of Medicine Man Technologies, Inc. (OTCQX: SHWZ), a vertically integrated regional cannabis company based in Colorado, from June 2019 through January 2021. He also was Co-founder, Chief Executive Officer and Chairman of the Board of Directors of EnviroPower Renewable, Inc. a renewable energy company from 2012 through 2018. Mr. Riera is the owner of and has served as CEO of Latin American Advisors Inc. since 1988 through which he provides mergers and acquisitions, investment advisory, private equity and strategic planning services. He was a consultant with McKinsey & Co. from 1984 through 1986. Mr. Riera served as President of the International Banking Association of Venezuela for three terms. He was also Head of Asset Structuring and Credit for a $2 Billion emerging market debt fund based in Florida, where he was responsible for investments in Russia, Ukraine, Kazakhstan, Mexico, China, Nigeria, Singapore, Angola, and Brazil. Mr. Riera holds a degree in Economics from Universidad Católica Andrés Bello and an MBA from the University of Pennsylvania’s distinguished Wharton School of Business. We believe that Mr. Riera’s financial and executive experience qualifies him to serve on our Board of Directors.

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

Jeffrey Shuman, Mr. Shuman was appointed to our board of directors in July 2025. He brings over 40 years of experience across global diversified companies and the military, spanning the US Army, Avon Products, Honeywell International, Northrop Grumman, L3Harris and Quest Diagnostics. Mr. Shuman was the Chief Human Resources Officer at Harris Corporation (now L3Harris) and at Quest Diagnostics during periods of profound cultural and operational progress. Earlier in his career, he held senior executive positions in Operations, General Management and Human Resources. He currently serves on the advisory board of Garner Health, The Citadel School of Business, The Citadel Psychology Department and is Advisory Board emeritus at CIELO Talent.

Mr. Shuman earned a bachelor’s degree from The Citadel, and following graduation, served as a Medical Services Corp officer in the US Army. He completed executive development programs in Business and Human Resources at the University of Michigan, Harvard Business School, University of Virginia’s Darden School of Business, University of Pennsylvania’s Wharton Business School and Cornell University. He also participated in a US business exchange program with the People’s Republic of China, supported the Private Sector Council in key initiatives with the Department of Education and the Department of Homeland Security, and was a regular contributor and guest on “Your Career Partners”, a Washington DC-based radio talk show. Mr. Shuman received the “Stevie Award” during the American Business Awards for “Best Human Resources Executive” and was the 2011 recipient for the “HR Executive of the Year” by HR Executive Magazine.

Lavanson Coffey III, Mr. Coffey was appointed to our board of directors in August 2025. He brings nearly four decades of aerospace experience and leadership to Sidus Space. After retiring from the U.S. Air Force, he joined Ball Aerospace, where he led the launch mission for the Intelligence Community’s first commercially procured launch vehicle. This achievement paved the way for commercial launch providers across the nation and helped the U.S. government begin realizing affordable space lift. Following his time at Ball Aerospace, Mr. Coffey joined Airbus U.S. Space & Defense as Vice President & Business Enabler and later served as Executive Director for their Space line of business.

Mr. Coffey developed his leadership skills in the U.S. Air Force, where his assignments ranged from Rocket Propulsion Engineering and Project Management to serving as an Assistant Professor of Astronautical Engineering and Aide-de-Camp for the U.S. Air Force Academy Superintendent. As Program Manager and Division Deputy Director, he played a key role in building the nation’s Atlas 5 launch capability and rehabilitating the Delta 4-heavy launch pad at Vandenberg AFB. He later served as the Secretary of the Air Force’s Legislative Liaison in the U.S. Senate and concluded his Air Force career by commanding the First Space Launch Squadron at Cape Canaveral, the 2nd Cadet Group at the U.S. Air Force Academy, and the 30th Launch Group at Vandenberg, CA.

Mr. Coffey holds a BS in Engineering from the U.S. Air Force Academy, an MS in Engineering Management from California State University, and two additional MA degrees from Air University.

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

Our audit committee consists of Dana Kilborne, Cole Oliver, Leonardo Riera and Jeffrey Shuman, with Ms. Kilborne serving as chair. Our board of directors has affirmatively determined that Ms. Kilborne and Messrs. Oliver, Riera and Shuman each meet the definition of “independent director” under the Nasdaq rules, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Ms. Kilborne qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors adopted a written charter for the audit committee, which is available on our principal corporate website at www.sidusspace.com.

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

Our compensation committee consists of Jeffrey Shuman, Cole Oliver, Leonardo Riera and Lavanson Coffey, with Mr. Shuman serving as chair. Our board has determined that Messrs. Shuman, Oliver, Riera and Coffey are independent directors under Nasdaq rules. Our board of directors adopted a written charter for the compensation committee, which will be available on our principal corporate website at www.sidusspace.com.

Nominating and Governance

The members of our nominating and governance committee are Dana Kilborne, Cole Oliver, Leonardo Riera and Lavanson Coffey. Mr. Coffey serves as the chairperson of the committee. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2024, we believe that our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and our other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal years December 31, 2024 and 2023.

			All Other
		Salary	Compensation		Total
Name and Principal Position	Year	($)	($)		($)

Carol Craig	2024	325,000	234,000	(1)	559,000
President & Chief Executive Officer	2023	217,425	-		217,425

Bill White (2)	2024	226,875	54,667	(3)	281,542
Former Chief Financial Officer

(1)	Ms. Craig received a cash bonus for July 1 2023 to June 30 2024 and a 6-month bonus for July 1,2024 to Dec 31, 2024.
(2)	Mr. White became our Chief Financial Officer on February 6, 2024 and left his position as CFO in January 2025.
(3)	Mr. White was paid a % of his annual compensation in the form of restricted stock units. Mr. White earned a partial cash bonus for 2024.

Outstanding Equity Awards at December 31, 2024

There were equity awards held by our named executive officers as of December 31, 2024. Mr. White held 25,000 options as per his employment agreement dated Feb 6, 2024, vesting over 3 years. These options became 100% vested upon Mr. Whites termination of employment.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2024. Directors who are also employees do not receive cash or equity compensation for service on our Board of Directors in addition to compensation payable for their service as employees of the Company.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Dana Kilborne	50,000	20,000	70,000
Cole Oliver	50,000	20,000	70,000
Leonardo Riera (1)	79,167	39,167	118,334
Richard Berman (2)	120,000	-	120,000
Jeffrey Shuman (3)	23,889	10,000	33,889
Lavanson Coffey III (4)	17,222	-	17,222
	340,278	89,167	429,445

(1)	Mr. Riera served as chairman of the board from September 2023 through July 2024.
(2)	Mr. Berman joined the company as a non-independent director in January 2024 and left the company as of January 2025.
(3)	Mr. Shuman joined the company as a director in July 2024.
(4)	Mr. Coffey joined the company as a director in August 2024.

Employment Agreements

In December 2021, we entered into an employment agreement with Ms. Craig, pursuant to which Ms. Craig serves as our Founder and Chief Executive Officer. Ms. Craig’s employment agreement provided for an annual base salary of $125,000 and provides that Ms. Craig will be eligible for an annual discretionary bonus, with a target equal to 100% of her base salary, based on the achievement of certain performance objectives established by our Board of Directors. As of July 1, 2023, Ms. Craig’s base salary was increased to $325,000 and January 1, 2025 her base salary was increased to $400,000. Ms. Craig’s employment agreement contains standard non-competition and non-solicitation provisions. Ms. Craig is also eligible to receive additional equity-based compensation awards as the Company may grant from time to time. Ms. Craig’s employment agreement further provides for standard expense reimbursement, vacation time and other standard executive benefits.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2025 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 31, 2025, pursuant to the exercise of options or warrants or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 18,204,483 and 100,000 shares of Class A common stock and Class B common stock, issued and outstanding, respectively, as of March 31, 2025.

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

Name of Beneficial Owner	Number of Shares of Class A Beneficially Owned	Number of Shares of Class B Beneficially Owned	Percentage of Common Stock Beneficially Owned

Directors and Executive Officers:
Carol Craig (1)	5,000	100,000
Adarsh Parekh (2)
Bill White (3)	19,342
Leonardo Riera	-
Dana Kilborne	-
Cole Oliver	-
Richard Berman (4)	14,862
Jeffrey Shuman	-
Lavanson Coffey III	-
	-
Directors and Executive Officers as a group (8 persons)	39,204	100,000

5% or Greater Stockholders:
Craig Technical Consulting, Inc.	-	100,000	5.2%

(1)	Carol Craig is the sole owner of Craig Technical Consulting, Inc. and has beneficial ownership of the Class B shares of common stock held by Craig Technical Consulting, Inc.
(2)	Mr. Parekh joined the Company as CFO in January 2025.
(3)	Mr. White stepped down from his position as CFO in January 2025.
(4)	Mr. Berman joined the Company as a director in January 2024 and left the Company January 2025.
(5)	Mr. Shuman joined the Company as a director in July 2024.
(6)	Mr. Coffey joined the Company as a director in August 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	17,671	-	782,329
Equity compensation plans not approved by security holder	-	-	-
Total	17,671		782,329

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2024 and December 31, 2023 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this prospectus. We are not otherwise a party to a related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Our corporate headquarters is located at 150 N. Sykes Creek Parkway, Suite 200 Merritt Island, Florida 32953. We occupy facilities totaling approximately 3500 square feet under a sublease from Craig Technical Consulting, Inc., a principal stockholder and an entity owned and controlled by our Chief Executive Officer, Carol Craig (“CTC”), pursuant to a commercial sublease agreement (the “Lease Agreement”), dated February 1, 2024. The Lease Agreement is a month-to-month lease and may be terminated with 30 days’ notice. We currently pay $4,757 + CAM per month which includes applicable sales and use tax, which is currently 6.5% in Brevard County.

As of December 31, 2024 and 2023, we owed $527,476 to CTC for cash advances made to the Company. The advances are unsecured, due on demand and non-bearing-interest.

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

On December 3, 2021, we entered into a Loan Assignment and Assumption Agreement, or Loan Assignment, with Decathlon and CTC pursuant to which we assumed principal amount of $1 million (the “Decathlon Note”) which was part of the Note. In connection with our assumption of the Decathlon Note, CTC reduced the principal of the Note by $1.4 million for an aggregate principal balance of $2.6 million. Management believes that the assumption of the Decathlon Note from CTC was in our best interests because in connection therewith, Decathlon released us from a cross-collateralization agreement it was a party to with CTC for a loan of a greater amount. Also in connection with the Loan Assignment, on December 3, 2021, we entered into a Revenue Loan and Security Agreement, or RLSA, as amended, with Decathlon and our CEO, Carol Craig, pursuant to which we pay interest based on a minimum rate of 1 times the amount advanced and make monthly payments based on a percentage of our revenue calculated as an amount equal to the product of (i) all revenue for the immediately preceding month multiplied by (ii) the Applicable Revenue Percentage, defined as 4% of revenue for payments due during any month. The Decathlon Note is secured by our assets and was guaranteed by CTC and matures the earliest of: (i) January 31, 2025, (ii) immediately prior to a change of control, or (iii) upon an acceleration of the obligations due to a default under the RLSA.

During the year ended December 31, 2022, we repaid $797,505 and the Note and accrued interest was forgiven by CTC. We recorded debt forgiveness of the Note and accrued interest of $1,624,755 to additional paid in capital.

We recognized revenue of $798,942 and $952,220 for the years ended December 31, 2024 and 2023, from contracts entered into by CTC and subcontracted to us for four customers of CTC pursuant to separate subcontracting agreements.

For the year ended December 31, 2024 and 2023, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of approximately $712,669 and $654,605, and general and administrative expense of $93,476 and $24,363, respectively.

A Professional Services Agreement, effective November 15, 2021, was made between us and CTC. The period of performance for this agreement was December 1, 2021, through November 30, 2022. The agreement was amended, and the term of the agreement was extended to June 30, 2025.

During the years ended December 31, 2024 and 2023, we recorded professional services of $163,546 and $106,057, respectively, under the Professional Services Agreement.

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

Independence of the Board of Directors

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Dana Kilborne, Cole Oliver, Leonardo Riera, Jeff Shuman and Lavanson Coffey are each an “independent director,” as defined under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by as described below:

	2024	2023

Audit fees	$373,975	$93,000
Audit related fees	168,500	9,000
Tax fees	-	-
All other fees	-	-
	$542,475	$102,000

Audit Fees: Fees for audit services were $373,975 and $93,000 for the years ended December 31, 2024 and 2023, respectively. These are fees for professional services performed by the principal auditor for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filing or engagement.

The year ended December 31, 2024 includes a re-audit fee of $125,475 for years ended December 31, 2023 & 2022 due to dismissal of prior auditor by the Company as they were no longer permitted to appear or practice before the SEC for reasons described in the SEC’s Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, dated May 3, 2024, as noted in the Company’s May 3, 2024 Form 8K filed with the SEC.

Audit-Related Fees: Fees for audit-related services were $168,500 and $9,000 for the years ended December 31, 2024 and 2023. These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of our financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees: No fees for tax services were paid for the years ended December 31, 2024 and 2023. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

All Other Fees: No all other fees were paid for the years ended December 31, 2024 and 2023. These are fees billed by the auditor for products and services not included in the foregoing categories.

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 24, 2021 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 16, 2021 (incorporated by reference to Exhibit 3.3 to Form 10-K filed with the SEC on April 5, 2022)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Form 10-K filed with the SEC on April 5, 2022)
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on July 5, 2023)
3.6	Amendment No. 1 to Amended and Restated Bylaws of Sidus Space, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 2, 2023
3.7	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 13, 2023)
3.8	Amendment No. 2 to Amended and Restated Bylaws of Sidus Space, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 13, 2023)
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 19, 2023)
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed with the SEC on April 5, 2022)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Form S-1 filed with the SEC on March 27, 2023).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on October 13, 2023).
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on December 19, 2024).
10.1	Sidus Space, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-K filed with the SEC on April 5, 2022)
10.2	Revenue Loan and Security Agreement dated December 1, 2021 by and among Sidus Space, Inc., Carol Craig and Decathlon Alpha IV, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.3	Loan Assignment and Assumption Agreement dated December 1, 2021 by and between Decathlon Alpha IV, L.P., Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.4	Loan Agreement dated May 1, 2021 by and between Sidus Space, Inc. and Craig Technical Consulting, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.5	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.6	Lease Agreement dated as of November 29, 2016 between 400 W. Central LLC and Craig Technologies Properties, LLC (assigned to Sidus Space, Inc.) (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.7	Lease Agreement dated as of May 21, 2021 between 400 W. Central LLC and Sidus Space, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021).
10.8	Commercial Sublease Agreement dated August 1, 2021 by and between Sykes Creek Limited Partnership, Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.9#	NASA Contract Award dated November 5, 2018 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.10+	Employment Agreement between Sidus Space, Inc. and Carol Craig dated December 16, 2021 (incorporated by reference to Exhibit 10.10 to Form 10-K filed with the SEC on April 5, 2022)
10.11	Debt Forgiveness Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 9, 2022)
10.12	Asset Conveyance Agreement entered into as of August 18, 2023 by and among Sidus Space, Inc., Exo-Space Inc. and the equity holders of Exo-Space Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 22,2023)

10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 13, 2023).
10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 13, 2023).
10.15	First Amendment to Revenue Loan and Security Agreement dated November 16, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 6, 2023).
10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 19, 2024).
10.17	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on December 19, 2024).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed with the SEC on April 5, 2022)
19.1	Sidus Space, Inc. Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
23.1	Consent of Fruci & Associates, PLLC.
24	Power of Attorney (included on signature page hereto).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on March 27, 2024)
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

+ Management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2025.

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

Signature	Title	Date

/s/ Carol Craig	Chief Executive Officer (Principal Executive Officer)	March 31, 2025
Carol Craig

/s/ Adarsh Parekh	Chief Financial Officer	March 31, 2025
Adarsh Parekh	(Principal Financial and Accounting Officer)

/s/ Leonardo Riera	Director	March 31, 2025
Leonardo Riera

/s/ Dana Kilborne	Director	March 31, 2025
Dana Kilborne

/s/ Cole Oliver	Director	March 31, 2025
Cole Oliver

/s/ Jeffrey Shuman	Director	March 31, 2025
Jeffrey Shuman

/s/ Lavanson Coffey	Director	March 31, 2025
Lavanson Coffey

