Form 10-Q
period 2025-03-31
Sidus Space Inc.
filed 2025-05-15
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of Class A and B common shares outstanding as of May 13, 2025 was 18,204,483 and 100,000; respectively.

SIDUS SPACE, INC.

CONSOLIDATED BALANCE SHEETS

(2025 UNAUDITED)

	March 31,	December 31,
	2025	2024
	(UNAUDITED)
Assets
Current assets
Cash	$11,711,301	$15,703,579
Accounts receivable	461,839	827,886
Accounts receivable - related parties	647,942	641,376
Inventory	142,972	255,716
Contract asset	1,338,054	1,347,386
Contract asset - related party	46,953	46,953
Prepaid and other current assets	2,167,868	3,429,656
Total current assets	16,516,929	22,252,552

Property and equipment, net	16,935,611	14,891,976
Operating lease right-of-use assets	49,118	121,545
Intangible asset	398,135	398,135
Other assets	84,472	81,359
Total Assets	$33,984,265	$37,745,567

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$3,643,708	$3,388,667
Accounts payable and accrued interest - related party	694,915	673,743
Contract liability	-	16,192
Contract liability - related party	46,953	46,953
Asset-based loan liability	9,794,642	6,902,636
Notes payable	-	3,059,767
Operating lease liability	49,118	121,544
Total current liabilities	14,229,336	14,209,502

Total Liabilities	14,229,336	14,209,502

Commitments and contingencies

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding
Series A convertible preferred stock: 2,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock: 210,000,000 authorized; $0.0001 par value
Class A common stock: 200,000,000 shares authorized; 18,204,483 and 15,956,816 shares issued and outstanding, respectively	1,821	1,597
Class B common stock: 10,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	86,520,949	83,887,682
Accumulated deficit	(66,767,851)	(60,353,224)
Total Stockholders’ Equity	19,754,929	23,536,065
Total Liabilities and Stockholders’ Equity	$33,984,265	$37,745,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024

Revenue	$160,704	$845,111
Revenue - related parties	77,790	205,044
Total - revenue	238,494	1,050,155
Cost of revenue	1,866,972	966,091
Gross profit (loss)	(1,628,478)	84,064

Operating expenses
Selling, general and administrative expense	4,444,442	3,645,583
Total operating expenses	4,444,442	3,645,583

Net loss from operations	(6,072,920)	(3,561,519)

Other income (expense)
Interest expense	24,593	(153,526)
Interest income	66,345	-
Asset-based loan expense	(432,645)	(95,455)
Total other income (expense)	(341,707)	(248,981)

Loss before income taxes	(6,414,627)	(3,810,500)
Provision for income taxes	-	-
Net loss	$(6,414,627)	$(3,810,500)

Dividend on Series A preferred Stock	-	(42,375)
Net loss attributed to stockholders	(6,414,627)	(3,852,875)

Basic and diluted loss per common share	$(0.35)	$(1.42)
Basic and diluted weighted average number of common shares outstanding	18,228,267	2,719,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2024	15,956,816	$1,597	100,000	$10	$83,887,682	$(60,353,224)	$23,536,065

Class A common stock issued for exercise of warrants	2,231,134	223	-	-	2,381,024	-	2,381,247
Vested Officers Compensation	16,533	1	-	-	115,791	-	115,792
Stock option expense	-	-	-	-	136,452	-	136,452
Net loss	-	-	-	-	-	(6,414,627)	(6,414,627)
Balance - March 31, 2025	18,204,483	$1,821	100,000	$10	$86,520,949	$(66,767,851)	$19,754,929

For the Three Months Ended March 31, 2024

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2023	372	$-	983,173	$98	100,000	$10	$49,918,441	$(42,786,793)	$7,131,756

Class A common stock issued for conversion of Series A preferred stock and dividend	(372)	-	106,748	11	-	-	58,930	-	58,941
Class A common stock units issued	-	-	2,572,700	258	-	-	12,110,528	-	12,110,786
Class A common stock issued for exercise of warrants	-	-	418,724	42	-	-	1,631,483	-	1,631,525
Vested Officers Compensation	-	-	-	-	-	-	37,500	-	37,500
Stock option expense	-	-	-	-	-	-	41,698	-	41,698
Common stock issue for reverse split adjustment	-	-	(1)	-	-	-	-	-	-
Dividend on Series A preferred Stock	-	-	-	-	-	-	-	(42,375)	(42,375)
Net loss			-	-	-	-	-	(3,810,500)	(3,810,500)
Balance - March 31, 2024	-	$-	4,081,344	$409	100,000	$10	$63,798,580	$(46,639,668)	$17,159,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(6,414,627)	$(3,810,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	252,244	79,198
Depreciation and amortization	934,673	253,030
Non-cash fees on asset-based loan	20,243
Changes in operating assets and liabilities:
Accounts receivable	366,047	524,314
Accounts receivable - related party	(6,566)	(104,583)
Inventory	112,744	(205,659)
Contract asset	9,332	-
Prepaid expenses and other assets	1,258,675	629,973
Accounts payable and accrued liabilities	255,041	(2,991,139)
Accounts payable and accrued liabilities - related party	21,172	209,292
Contract liability	(16,192)	-
Changes in operating lease assets and liabilities	1	(2,220)
Net Cash used in Operating Activities	(3,207,213)	(5,418,294)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,978,308)	(2,230,118)
Net Cash used in Investing Activities	(2,978,308)	(2,230,118)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	-	13,742,311
Proceeds from exercise of warrants	2,381,247	-
Proceeds from asset-based loan agreement	3,289,744	46,133
Repayment of asset-based loan agreement	(417,981)	(1,034,380)
Repayment of notes payable	(3,059,767)	(150,000)
Net Cash provided by Financing Activities	2,193,243	12,604,064

Net change in cash	(3,992,278)	4,955,652
Cash, beginning of period	15,703,579	1,216,107
Cash, end of period	$11,711,301	$6,171,759

Supplemental cash flow information
Cash paid for interest	$5,462	$152,066
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Class A common stock issued for conversion of Series A convertible preferred stock	$-	$16,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

NOTES TO THE UNAUDITED CONDENCED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2024, contained in the Company’s Form 10-K filed on March 31, 2025.

Principles of Consolidation

The consolidated financial statements include the variable interest entity (“VIE”), Aurea Alas Limited (“Aurea”), of which we are the primary beneficiary. Aurea is a Limited company organized in the Isle of Man, which entered into a license agreement with a third party vendor, whereby Aurea licensed the rights to use certain available radio frequency spectrum for satellite communications. All intercompany transactions and balances have been eliminated on consolidation.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2025, was $1.1 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company has also mitigated some of the risk through the use of a premium savings account. This account is used for amounts that are over a set balance maintained in the Company’s general operating account. Balances in the premium savings account are insured up to $150 million.

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

Bad Debt and Allowance for Doubtful Accounts

. In compliance with GAAP the Company has determined the following policy will be followed regarding outstanding customer invoices.

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

During the three months ended March 31, 2025 and 2024, the Company did not record bad debt. The Company’s allowance for doubtful accounts balance at March 31, 2025 and December 31, 2024 was $112,500.

Contract Assets and Contract Liabilities

The amounts included within contract assets and contract liabilities are related to the Company’s long-term construction contracts. The Company accounts for the majority of its fixed price or time and materials contracts as performance obligations satisfied over time, due to the Company’s enforceable right to collect based on services provided through any applicable date of termination. Amounts recognized as revenue over time due to this, but in which the Company does not yet have the right to invoice for due to contractual arrangements are reflected as contract assets until such time as they are invoiced, and the Company has the right to receive payment. Retainage for which the company has an unconditional right to payment that is only subject to the passage of time is classified as contracts receivable. Retainage subject to conditions other than the passage of time are included in contract assets and contract liabilities on a net basis at the individual contract level. Contract assets represent revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts. Contract liabilities represent the company’s obligation to perform on uncompleted contracts with customers for which the company has received payment or for which contracts receivable are outstanding.

Inventory

Inventory consists of work in progress and consists of estimated revenue calculated on a percentage of completion based on direct labor and materials in relation to the total contract value. The Company does not maintain raw materials.

Property and Equipment

Property and equipment, consisting mostly of plant and machinery, software, satellites and related software, motor vehicles and computer equipment, is recorded at cost reduced by accumulated depreciation and impairment, if any. Construction in progress generally involves short-term capital projects and is not depreciated until the development has reached completion and the asset has been put into service. Depreciation expense is recognized over the assets’ estimated useful lives of three to ten years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. As of March 31, 2025 and December 31, 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the three months ended March 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2025	2024
	(Shares)	(Shares)
Warrants	3,171,172	260,213
Stock option	329,752	64,752

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

As of March 31, 2025 and December 31, 2024, Aurea’s assets and liabilities are as follows:

	March 31,	December 31,
	2025	2024
Assets
Cash	$65,267	$65,333
Prepaid and other current assets	11,466	13,264
	$76,733	$78,597

Liability
Accounts payable and other current liabilities	$73,216	$78,575

For the three months ended March 31, 2025 and 2024, Aurea’s net loss was $39,984 and $43,266, respectively.

Note 4. Prepaid expense and Other current assets

As of March 31, 2025 and December 31, 2024, prepaid expense and other current assets are as follows:

	March 31,	December 31,
	2025	2024
Prepaid insurance	$249,512	$374,480
Prepaid components	135,534	528,000
Prepaid satellite services & licenses	1,575,944	2,353,757
Prepaid software	77,071	82,440
Other current assets	129,807	90,979
	$2,167,868	$3,429,656

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $5,462 and $894 related to cash paid for interest from financing of our prepaid insurance policies.

Note 5. Inventory

As of March 31, 2025 and December 31, 2024, inventory is as follows:

	March 31,	December 31,
	2025	2024
Work in Process	$142,972	$255,716

Work in Process consists of components and related labor and other costs incurred on applicable contracts based on estimated total costs to complete. Related labor and other non-component costs for longer term contracts subject to contractual invoicing arrangement are reflected in contracts receivable.

Note 6. Property and Equipment

As of March 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Office equipment	$17,061	$17,061
Computer equipment	46,285	41,233
Vehicle	35,424	35,424
Software	1,397,556	1,358,558
Machinery	3,257,764	3,257,764
Leasehold improvements	397,536	397,536
Satellite and related software	15,712,547	12,305,379
Construction in progress	2,410,428	2,883,337
	23,274,601	20,296,292
Accumulated depreciation	(6,338,990)	(5,404,316)
Property and equipment, net of accumulated depreciation	$16,935,611	$14,891,976

As of March 31, 2025 and December 31, 2024, construction in progress represents components to be used in the manufacturing of our satellites.

Depreciation expense of property and equipment for the three months ended March 31, 2025 and 2024 is $934,673 and $253,030 of which $836,355 and $222,490 are included as components of cost of revenue, respectively.

During the three months ended March 31, 2025 and 2024, the Company purchased assets of $2,978,308 and $2,230,118, respectively.

Note 7. Accounts payable and other current liabilities

As of March 31, 2025 and December 31, 2024, accounts payable and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Accounts payable	$1,777,883	$1,978,857
Payroll liabilities	1,389,167	907,697
Credit card liability	56,870	51,522
Other payable	218,636	165,435
Payable for purchase of property and equipment	17,717	18,799
Insurance payable	183,435	266,357
	$3,643,708	$3,388,667

Note 8. Asset-based loan

The Company is party to a recourse loan and security agreement with an unrelated lender dated November 30, 2022, whereby the lender will provide loans secured by certain accounts receivable for up to 90% of the face amount, which is paid to the Company in the form of a cash advance. The Company has a revolving line of credit for $3 million with a collateralized loan interest rate of 16.2% annum and uncollateralized loan interest rate of 19.5% annum on outstanding balances. In 2024, the Company agreed to increase a revolving line of credit for $7 million. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the loan and security agreement, the Company must pay back any invoices that become uncollectable. As of March 31, 2025 and December 31, 2024, the Company’s collateralized and uncollateralized asset-based loan balance was $9,794,642 and $6,902,636, respectively. For the three months ended March 31, 2025 and 2024, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $432,645 and $95,455, respectively. As of January 31, 2025 the Company’s revolving line of credit was increased from $7 million to $10.5 million with same interest rates noted above for collateralized and uncollateralized loan interest rates. The Company used the increase in its revolving line of credit to pay off the approximately $3.2 million note payable with Decathlon.

Note 9. Contract assets and liabilities

As of March 31, 2025 and December 31, 2024, contract assets and contract liabilities consisted of the following:

Contract assets	March 31,	December 31,
	2025	2024

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset) that are subject to restrictions on invoicing, excluding retainage	$1,338,054	$1,331,194
Retainage included in contract assets due to being conditional on something other than solely passage of time	-	16,192
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	46,953	46,953
Total contract assets	$1,385,007	$1,394,339

Contract liabilities	March 31,	December 31,
	2025	2024

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	$-	$16,192
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – related party	46,953	46,953
Total contract liabilities	$46,953	$63,145

Note 10. Leases

Operating lease

We have a new lease contract entered June 1, 2024 which includes both our office facility and warehouse space that expires May 31, 2025. The monthly “Base Rent” is $11,876 and $12,767.

We recognized total lease expense, primarily related to our operating leases, on a straight-line basis in accordance with ASC 842.

As of March 31, 2025 and December 31, 2024, the Company recorded a refundable security deposit of $10,000 for its warehouse space and is included in other assets on the balance sheet.

The operating lease expense were as follows:

	Three months ended March 31,
	2025	2024
Lease cost
Operating lease cost	$101,442	$92,204

Supplemental balance sheet information related to operating leases was as follows:

	March 31,	December 31,
	2025	2024
Operating lease right-of-use assets at inception	$284,861	$284,861
Accumulated amortization	(235,743)	(163,316)
Total operating lease right-of-use assets	$49,118	$121,545

Operating lease liabilities - current	$49,118	$121,544
Operating lease liabilities - non-current	-	-
Total operating lease liabilities	$49,118	$121,544

Weighted-average remaining lease term — operating leases (years)	0.17	0.41
Weighted-average discount rate — operating leases	8.25%	8.25%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year as of March 31, 2025, were as follows:

Total
Year Ended December 31,
2025 - Remaining two months	$49,286
Thereafter	-
49,286
Less: Imputed interest	(168)
Operating lease liabilities	$49,118

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party and a principal shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the three months ended March 31, 2025 and 2024, the Company recorded $20,510 and $18,331 directly related to this short-term month to month lease to lease expenses.

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

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $69,945 and $149,665, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures and made payments of $0 and $150,000, respectively. During the 3 months ended March 31, 2025, the Company also recorded $33,528 in legal and late fees associated with the January 31, 2025 payoff of the note payable. As of March 31, 2025 from December 31, 2024, the Company recorded principal amount, accrued interest and legal and late fees of $3,059,767 on the balance sheet. On January 31, 2025 the Company fully paid off principal amount, accrued interest and interest expense and legal and late fees of $3,163,239.

Note 12. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $77,790 and $205,044 for the three months ended March 31, 2025 and 2024 and accounts receivable of $647,942 and $641,376 and contract asset and contract liability of $46,953 and $46,953 as of March 31, 2025 and December 31, 2024, respectively, from contracts entered into by Craig Technical Consulting, Inc, a principal stockholder, and subcontracted to the Company for four customers.

Accounts Payable

As of March 31, 2025 and December 31, 2024, the Company owed $632,415 and $581,243 to Craig Technical Consulting, Inc. Advances are unsecured, due on demand and non-bearing-interest.

As of March 31, 2025 and December 31, 2024, the Company recorded accounts payable of $62,500 and $92,500, respectively, related to Q1 2025 and Q4 2024 Board of Director compensation payments.

Cost of Revenue and Operating expenses

For the three months ended March 31, 2025 and 2024, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $37,687 and $167,544, and general and administrative expense of $0, respectively.

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The agreement was amended, and the term of agreement was extended to June 30, 2025.

During the three months ended March 31, 2025 and 2024, the Company recorded professional services of $34,288 and $37,637, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party and a principal shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the three months ended March 31, 2025 and 2024, the Company recorded $20,510 and $18,331 directly related to this short-term month to month lease to lease expenses.

Note 13. Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the three months ended March 31, 2025 and 2024 the Company recorded payments of $45,000 in Other General and Administrative expenses. These are eliminated upon consolidation.

Note 14. Stockholders’ Equity

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

Class A Common Stock

The Company had 18,204,483 and 15,956,816 shares of Class A common stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, the Company issued 2,247,667 shares of Class A common stock as follows;

●	1,162,802 shares for exercise of pre-funded warrants and 1,068,332 shares for exercise of warrants, for which the Company received $2,381,247
●	16,533 shares to prior CFO and a Board member valued at $40,115

Class B Common Sock

The Company had 100,000 shares of Class B common stock issued and outstanding as of March 31, 2025 and December 31, 2024.

Warrants

A summary of activity of the warrants during the three months ended March 31, 2025 as follows:

	Number of	Weighted average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2024	5,402,306	$2.50	5.35
Exercised *	(1,162,802)	2.25	-
Exercised	(1,068,332)	2.25	-
Outstanding, March 31, 2025	3,171,172	$2.68	5.02

Exercisable, March 31, 2025	2,533,542	$2.87	5.10

*	Prefunded warrants issued in December 2024

The intrinsic value of the warrants as of March 31, 2025 is $6,046.

Stock Options

On February 1, 2025, the Company granted 265,000 options with an exercise price of $2.57, with a term of five (5) years to exercise from the grant date to employees of the Company. Options issued vest at 33% of shares subject to the option on each anniversary date, on February 1, 2026, 2027 and 2028.

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

Three months ended
March 31,
2025
Expected term	3.50 years
Expected average volatility	189%
Expected dividend yield	-
Risk-free interest rate	4.27%

During the three months ended March 31, 2025, the Company granted 265,000 options valued at $609,330. During the three months ended March 31, 2025 and 2024, the Company recognized stock option expense of $136,452 and $41,698, respectively, and as of March 31, 2025, $927,360 remains unamortized and is expected to be recognized ratably over the remaining vesting period through February 1, 2028. The intrinsic value of the 329,752 options outstanding as of March 31, 2025, is $0.

A summary of activity of the stock options during the three months ended March 31, 2025, is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2024	64,752	$11.67	3.82
Granted	265,000	2.57	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, March 31, 2025	329,752	$4.36	4.59

Exercisable options, March 31, 2025	35,088	$8.01	3.73

Restricted Stock Unit (RSU)

On February 1, 2025, the Company granted 265,000 RSUs to employees of the Company, valued at $620,689. RSUs entitle the holder to receive a specified number of shares of the Company’s common stock and RSU issued vest 100% of shares subject to the RSU on the third anniversary date, on February 1, 2028. During the three months ended March 31, 2025, the Company recognized stock compensation expense of $36,511 related to unvested RSUs, which is expected to be recognized ratably over the service period of 2.84 years. These RSUs are not included in shares outstanding.

Stock Award

During the three months ended March 31, 2025, the Company recorded stock compensation expense of $39,166 for 15,359 vested shares as part of an annual total stock award to be issued of 66,667 shares of Class A Common Stock to board members.

Note 15. Segment

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	Change	%
Revenue	$238,494	$1,050,155	$(811,661)	(77)%
Cost of revenue	1,866,972	966,091	900,881	93%
Gross Profit (Loss)	(1,628,478)	84,064	(1,712,542)	(2037)%
Gross Profit Percentage	(683)%	8%

Operating expense	4,444,442	3,645,583	798,859	22%
Other expense	(341,707)	(248,981)	(92,726)	37%
Net loss	$(6,414,627)	$(3,810,500)	$(2,604,127)	68%

	Three Months Ended
	March 31,
	2025	2024	Change	%
Selling, General & Administrative expenses
Payroll expenses	$2,508,800	$1,505,298	$1,003,502	67%
Sales and marketing expenses	54,088	35,418	18,670	53%
Lease expense	101,442	92,204	9,238	10%
Professional fees	208,475	448,077	(239,602)	(53)%
General and administrative expense	1,571,637	1,564,586	7,051	0%
Total	$4,444,442	$3,645,583	$798,859	22%

Note 16. Concentration

As of March 31, 2025 and December 31, 2024, and for three months ended March 31, 2025 and 2024, customer concentrations (more than 10%) were as follows:

	Percentage of Revenue		Percentage of
	For the three months ended		Accounts Receivable
	March 31,		March 31,	December 31,
	2025	2024	2025	2024
Bechtel	25%	29%	13%	13%
Craig Technologies	23%	24%	58%	44%
Xiomas Technologies	15%	5%	2%	1%
TNO	0%	0%	9%	34%
Total (as a group)	63%	58%	82%	92%

Note 17. Subsequent Events

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

●	FeatherEdge™, a compact data processing unit tailored for AI applications in orbit. Its small size and low power design enable compatibility with diverse satellite platforms
●	Orlaithtm AI Ecosystem which includes FeatherEdgetm hardware, a compact data processing unit tailored for AI applications in orbit, and Cielotm, AI solutions from space, for delivering insights from diverse sensor sets
●	Sidus low voltage differential signaling (LVDS) switch card
●	Reusable flight software
●	Flight computer simulator software
●	Lab-based integration and test-bed platform
●	VPX System including OBC/GPU
●	Printed Circuit Board for GPS, radio, microcontrollers

Key Achievements to date

●	Successfully launched LizzieSat®-1 in March 2024, LizzieSat®-2 in December 2024, and LizzieSat®-3 in March 2025 establishing our micro-constellation for delivering near real-time solutions for our customers’ mission critical needs
●	Signed an extended and amended preliminary contract valued at $120M for the previously executed contract to exclusively design and build the first-generation lunar fleet of Data Storage Spacecraft for Lonestar Data Holdings, a provider of premium data storage and Resiliency-as-a-Service (RAAS), which reinforces the adaptability of the LizzieSat® platform
●	Established a fully operational mission control center to manage satellite operations, orchestrate collection management tasks and satisfy data distribution requests for our own constellations and others utilizing Neuraspace to provide space traffic management and LEOP (Launch and Early Operations) support services, enhancing Sidus’ constellation operation capabilities
●	Received approval by the U.S. Federal Communications Commission (FCC) for operation of a micro constellation of remote sensing, multi-mission satellites in Low Earth Orbit (LEO) as well as FCC Approval for Space-to-Space Data Relay Capability for LizzieSat®
●	Awarded second contract to integrate HEO Holmes Imager aboard LizzieSat®-3

●	Awarded contract with Xiomas Technologies to supply FeatherEdge™ computing system for fire detection via high-altitude infrared imaging
●	Awarded $2 million contract from Craig Technologies to manufacture two fleet interactive display equipment (FIDE) pre-production unit main panels for U.S. Navy Propulsion systems
●	Awarded subcontract on the $30M Intuitive Machines-led Moon RACER team for the NASA Lunar Terrain Vehicle Services (LTVS) contract in support of the Agency’s Artemis Campaign and begun work
●	Expanded capabilities related to Lunar missions following award of the NASA Lunar Terrain Vehicle Services Contract as a member of the Intuitive Machines-led Moon Reusable Autonomous Crewed Exploration Rover team
●	Announced strategic partnerships with international partners in support of the Sidus International Space Center, to include German satellite manufacturing startup Reflex Aerospace, Japanese space-tech company Warpspace specializing in next-generation optical communication technologies and NamaSys Bahrain, a multi discipline Technology & Electronic Security Consultancy supporting Saudi Arabia space initiatives
●	Awarded follow on contract for additional support to NAA Stennis Space Center for Autonomous Satellite Technology for Resilient Application (ASTRA) historic in-space payload mission with NASA Stennis Space Center and secured follow-on contract for additional ASTRA support
●	Demonstrated Sidus Orlaithtm on-orbit capability with an AI enhanced, thermal sensing firefighting software solution, showcasing the ability to process large sets of raw data in space and deliver only relevant information to end users. This achievement established flight heritage, which is the history of successful operation of a particular component, subsystem, or system in a space environment, for our Sidus Orlaithtm AI Ecosystem edge computing hardware and software solutions
●	Incorporated space-to-space data relay module, enabling rapid, direct-to-user data transfer for time-sensitive missions into LizzieSat®-3 communication system to integrate Iridium-enabled technology into future satellites
●	Completed the critical design review for LizzieSat® NL, a laser communication satellite contracted by The Netherlands Organization
●	Demonstrated manufacturing excellence by producing and delivering thousands of unique parts to 14 customers across commercial, government and defense sectors, reinforcing Sidus’ role as a trusted provider of mission-critical hardware
●	Strengthened intellectual property portfolio with the approval of new patents and the publication of a patent application protecting enhanced functionality of the LizzieSat® Modular Satellite Platform System
●	Developed and achieved flight heritage for the Sidus low voltage differential signaling (LVDS) switch card, which extends the capabilities of the payload processor, enabling communication with multiple optical sensors through high speed LVDS data connections
●	Extended partnership as protégé with L3Harris under Department of Defense Mentor-Protégé Program
●	Continue to leverage our multi-year, multi-launch agreement with Space-X thereby offering customers by extension a reliable, cost-effective launch service with a steady cadence of launches.

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

Comparison of quarter ended March 31, 2025, to quarter ended March 31, 2024

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	March 31,
	2025	2024	Change	%
Revenue	$238,494	$1,050,155	$(811,661)	(77)%
Cost of revenue	1,866,972	966,091	900,881	93%
Gross Profit (Loss)	(1,628,478)	84,064	(1,712,542)	(2037)%
Gross Profit Percentage	(683)%	8%

Selling, General & Administrative expense	4,444,442	3,645,583	798,859	22%
Other expense	(341,707)	(248,981)	(92,726)	37%
Net loss	$(6,414,627)	$(3,810,500)	$(2,604,127)	68%

Revenue

Total revenue for the three months ended March 31, 2025 decreased approximately $811,000 compared to the three months ended March 31, 2024. Non-related party revenue decreased by approximately 81% for the three months ended March 31, 2025, to approximately $161,000 as compared to approximately $845,000 for the three months ended March 31, 2024. This was primarily driven by the timing of fixed price milestone contracts revenue. Related party revenue decreased 62% to approximately $78,000 for the three months ended March 31, 2025 versus approximately $205,000 for the three months ended March 31, 2024. This was influenced by the timing of fixed-price milestone contracts and a reduction in the number of contracts our related party secured with its customers, leading to decreased outsourcing of work to us.

Cost of Revenue

Cost of revenue increased 93% for the three months ended March 31, 2025 to approximately $1.9 million as compared to approximately $966,000 for the three months ended March 31, 2024 and included approximately $38,000 related party cost of sales as of March 31, 2025 and approximately $167,000 as of March 31, 2024. The overall increase in cost of revenue was primarily driven by a mix of contracts of varying types, satellite and related software depreciation expense increase of approximately $611,000 versus 2024 and continued increased supply chain related costs in the manufacturing side of our business.

Gross Profit (Loss)

The 2037% decrease in our gross margin for the three months ended March 31, 2025 to a loss of approximately $1.6 million as compared to a profit of approximately $84,000 for the three months ended March 31, 2024, was driven primarily by higher satellite and related depreciation costs, our mix of varying types of contracts with higher material and labor expenses and a decrease in our higher margin business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $800,000 when compared with the same period in 2024. This was primarily due to the following:

●

An increase of approximately $1.2 million in general and administrative labor costs and benefits to $2.7 million compared to $1.5 million in 2024. This increase was primarily driven by approximately $470,000 related to increased headcount to support the needs of the business, $410,000 related to expense accruals associated with equity-based compensation and bonus plans implemented in Q1 2025 and $215,000 related to employee severance costs.

●	An increase of approximately $72,000 in fees related to rebooking and payment timing with our launch provider and fees related to the January 2025 payoff of our note payable. Total fees were $98,000 compared to $26,000 in 2024.

●	An increase of approximately $68,000 in depreciation expense to approximately $98,000 compared to approximately $30,000 in 2024.
●	An increase of approximately $43,000 in mission operations related expenses to $326,000 compared to $283,000 in 2024 related to ground support required for tracking and communicating with our multiple satellites in orbit.

●	An increase of approximately $40,000 is related primarily to Board cash and stock compensation as we continue to expand and build our Board of Directors.

These increases were partially offset by the following decreases:

●	A decrease of approximately $406,000 in fundraising related expense to $5,000 in 2025 due to timing of capital raises.

●	A decrease of $137,000 in professional and outside consulting services to $360,000 compared to $497,000 in 2024 primarily related to lower accounting related expenses.

●	A decrease of $105,000 in franchise taxes to $32,000 compared to $137,000 in 2024 related to timing of accrual and payments.

Total other income (expenses)

Other income and (expenses) showed an increase of other expenses of $92,726 to $341,707 compared to $248,981 in 2024 primarily due to an increase in interest expense related to our asset-based loan.

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

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	Change	%
Net Income / (Loss)	$(6,414,627)	$(3,810,500)	$(2,604,127)	68%
Interest Income/Expense (i)	341,707	248,981	92,726	37%
Depreciation & Amortization(ii)	934,674	253,030	681,644	269%
Fundraising expense (iii)	5,480	560,322	(554,842)	-99%
Severance expense	206,100	(9,722)	215,822	2220%
Equity based compensation	252,243	79,198	172,045	218%
Total Non-GAAP Adjustments	1,740,204	1,131,809	608,395	54%
Adjusted EBITDA	(4,674,423)	(2,678,691)	(1,995,732)	75%

(i)	Sidus Space incurred increased interest expense related to an asset-based loan slightly offset by interest income.
(ii)	Sidus Space incurred increased depreciation expense 2025 with launch and deployment of multiple satellite fixed assets and related satellite software as well as new ERP software capitalization.
(iii)	Sidus Space did not raise capital during Q1 2025, which resulted in decreased fundraising expense during Q1 2025.

Liquidity and Capital Resources

The following table provides selected financial data about us as of March 31, 2025, and December 31, 2024

	March 31,	December 31,
	2025	2024	Change	%
Current assets	$16,516,929	$22,252,552	$(5,735,623)	(26)%
Current liabilities	$14,229,336	$14,209,502	$19,834	0%
Working capital	$2,287,593	$8,043,050	$(5,755,457)	(72)%

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. We had insufficient operating revenues, so we are currently dependent on debt financing and sale of equity to fund operations.

We had an accumulated deficit of approximately $66.8 million and working capital of approximately $2.3 million as of March 31, 2025 compared to accumulated deficit of approximately $60.3 million and working capital of approximately $8.0 million as of December 31, 2024. As of March 31, 2025, we had approximately $11.7 million of cash as compared to approximately $15.7 million as of December 31, 2024.

As of March 31, 2025 the working capital surplus is primarily due to funds raised from warrants exercised from the December 2024 capital raise of approximately $2.4 million. As of December 31, 2024, our working capital surplus was primarily due to funds raised in our capital raises completed Q4 2024.

Current assets decreased by approximately $5.7 million to approximately $16.5 million as of March 31, 2025 from approximately $22.2 million as of December 31, 2024. The decrease is primarily attributable to a decrease in cash, and prepaid satellite services and licenses.

Current liabilities remained in line at $14.2 million as of March 31, 2025 and December 31, 2024.

Cash Flow

	Three Months Ended
	March 31,
	2025	2024	Change	%
Cash used in operating activities	$(3,207,213)	$(5,418,294)	$2,211,081	(41)%
Cash used in investing activities	$(2,978,308)	$(2,230,118)	$(748,190)	34%
Cash provided by financing activities	$2,193,243	$12,604,064	$(10,410,821)	(83)%
Cash on hand	$11,711,301	$6,171,759	$5,539,542	90%

Three Months ended March 31, 2025 and 2024

Cash Flow from Operating Activities

For the three months ended March 31, 2025, net cash flows used in operating activities was approximately $3.2 million compared to approximately $5.4 million during the three months ended March 31, 2024.

Cash flows used in operating activities for the three months ended March 31, 2025 of approximately $3.2 million is comprised of a net loss of approximately $6.4 million, which was reduced by non-cash expenses of approximately $252,000 for stock-based compensation, approximately $935,000 for depreciation, approximately $20,000 of non-cash fees on the asset-based loan and a decrease in net working capital of approximately $2.0 million.

Cash flows used in operating activities for the three months ended March 31, 2024 of approximately $5.4 million is comprised of a net loss of approximately $3.8 million, which was reduced by non-cash expenses of approximately $79,000 for stock-based compensation and approximately $253,000 for depreciation, and an increase in net working capital of approximately $1.9 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2025 and 2024, Sidus Space invested approximately $3.0 million and $2.2 million respectively, in property and equipment primarily related to purchasing satellite related components and software.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, net cash provided in financing activities of approximately $2.2 million included proceeds from the exercise of warrants from our December 2024 capital raise of approximately $2.4 million and net proceeds of approximately $2.9 million from an asset-based loan and repayment of notes payable of approximately $3.1 million.

During the three months ended March 31, 2024, net cash provided in financing activities of approximately $12.6 million included a January 2024, capital raise of approximately $5.6 million and a February 2024, capital raise of approximately $7.9 million partially offset by net repayment of an asset-based loan of approximately $990,000 and repayment of notes payable of $150,000.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDUS SPACE, INC.

Date: May 15, 2025	By:	/s/ Carol Craig
Carol Craig
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Adarsh Parekh
Adarsh Parekh
Chief Financial Officer
(Principal Financial and Accounting Officer)

-42-