Form 10-Q
period 2025-06-30
Sidus Space Inc.
filed 2025-08-14
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of Class A and B common shares outstanding as of August 13, 2025 was 25,347,483 and 100,000; respectively.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$3,634,693	$15,703,579
Accounts receivable	873,557	827,886
Accounts receivable - related parties	1,037,606	641,376
Inventory	370,067	255,716
Contract asset	993,504	1,347,386
Contract asset - related party	107,013	46,953
Prepaid and other current assets	4,155,398	3,429,656
Total current assets	11,171,838	22,252,552

Property and equipment, net	17,179,137	14,891,976
Operating lease right-of-use assets	835,140	121,545
Intangible asset	398,135	398,135
Other assets	85,173	81,359
Total Assets	$29,669,423	$37,745,567

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$5,755,965	$3,388,667
Accounts payable and accrued interest - related party	774,600	673,743
Contract liability	-	16,192
Contract liability - related party	107,013	46,953
Asset-based loan liability	7,881,629	6,902,636
Notes payable	-	3,059,767
Operating lease liability	260,311	121,544
Total current liabilities	14,779,518	14,209,502

Operating lease liability - non-current	575,598	-
Total Liabilities	15,355,116	14,209,502

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding
Series A convertible preferred stock: 2,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock: 210,000,000 authorized; $0.0001 par value
Class A common stock: 200,000,000 shares authorized; 18,204,483 and 15,956,816 shares issued and outstanding, respectively	1,821	1,597
Class B common stock: 10,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	86,705,397	83,887,682
Accumulated deficit	(72,392,921)	(60,353,224)
Total Stockholders’ Equity	14,314,307	23,536,065
Total Liabilities and Stockholders’ Equity	$29,669,423	$37,745,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$691,070	$834,798	$851,774	$1,679,909
Revenue - related parties	569,953	92,772	647,743	297,816
Total - revenue	1,261,023	927,570	1,499,517	1,977,725
Cost of revenue	2,288,165	1,768,671	4,155,137	2,734,762
Gross profit (loss)	(1,027,142)	(841,101)	(2,655,620)	(757,037)

Operating expenses
Selling, general and administrative expense	4,263,269	3,056,814	8,707,711	6,702,397
Total operating expenses	4,263,269	3,056,814	8,707,711	6,702,397

Net loss from operations	(5,290,411)	(3,897,915)	(11,363,331)	(7,459,434)

Other income (expense)
Other income	-	1,613	-	1,613
Interest expense	(2,546)	(186,175)	22,047	(339,701)
Interest income	27,979	12,313	94,324	12,313
Asset-based loan expense	(360,092)	(65,920)	(792,737)	(161,375)
Total other income (expense)	(334,659)	(238,169)	(676,366)	(487,150)

Loss before income taxes	(5,625,070)	(4,136,084)	(12,039,697)	(7,946,584)
Provision for income taxes	-	-	-	-
Net loss	(5,625,070)	(4,136,084)	(12,039,697)	(7,946,584)

Dividend on Series A preferred Stock	-	-	-	(42,375)
Net loss attributed to stockholders	$(5,625,070)	$(4,136,084)	$(12,039,697)	$(7,988,959)

Basic and diluted loss per common share	$(0.31)	$(0.99)	$(0.66)	$(2.32)
Basic and diluted weighted average number of common shares outstanding	18,320,025	4,181,344	18,274,485	3,450,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Six months ended June 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2024	15,956,816	$1,597	100,000	$10	$83,887,682	$(60,353,224)	$23,536,065

Class A common stock issued for exercise of warrants	2,231,134	223	-	-	2,381,024	-	2,381,247
Vested officer and Director compensation	16,533	1	-	-	115,791	-	115,792
Stock option expense	-	-	-	-	136,452	-	136,452
Net loss	-	-	-	-	-	(6,414,627)	(6,414,627)
Balance - March 31, 2025	18,204,483	$1,821	100,000	$10	$86,520,949	$(66,767,851)	$19,754,929

Vested officer and Director compensation	-	-	-	-	97,268	-	97,268
Stock option expense	-	-	-	-	87,180	-	87,180
Net loss	-	-	-	-	-	(5,625,070)	(5,625,070)
Balance - June 30, 2025	18,204,483	$1,821	100,000	$10	$86,705,397	$(72,392,921)	$14,314,307

For the Three and Six months ended June 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2023	983,173	$98	100,000	$10	$49,918,441	$(42,786,793)	$7,131,756

Class A common stock issued for conversion of Series A preferred stock and dividend	106,748	11	-	-	58,930	-	58,941
Class A common stock units issued	2,572,700	258	-	-	12,110,528	-	12,110,786
Class A common stock issued for exercise of warrants	418,724	42	-	-	1,631,483	-	1,631,525
Vested Board Compensation	-	-	-	-	37,500	-	37,500
Stock option expense	-	-	-	-	41,698	-	41,698
Common stock issue for reverse split adjustment	(1)	-	-	-	-	-	-
Dividend on Series A preferred Stock	-	-	-	-	-	(42,375)	(42,375)
Net loss	-	-	-	-	-	(3,810,500)	(3,810,500)
Balance - March 31, 2024	4,081,344	$409	100,000	$10	$63,798,580	$(46,639,668)	$17,159,331

Vested officer and Director compensation	-	-	-	-	36,484	-	36,484
Stock option expense	-	-	-	-	44,346	-	44,346
Net loss	-	-	-	-	-	(4,136,084)	(4,136,084)
Balance - June 30, 2024	4,081,344	$409	100,000	$10	$63,879,410	$(50,775,752)	$13,104,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(12,039,697)	$(7,946,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	436,692	160,028
Depreciation and amortization	2,066,969	858,033
Changes in operating assets and liabilities:
Accounts receivable	(45,671)	553,764
Accounts receivable - related party	(396,230)	(197,355)
Inventory	(114,351)	(182,757)
Contract asset	353,882	-
Contract asset - related party	(60,060)	(2,827)
Prepaid expenses and other assets	(729,556)	946,246
Accounts payable and accrued liabilities	2,537,168	(1,968,107)
Accounts payable and accrued liabilities - related party	100,857	210,363
Contract liability	(16,192)	-
Contract liability - related party	60,060	2,827
Changes in operating lease assets and liabilities	770	(3,699)
Net Cash used in Operating Activities	(7,845,359)	(7,570,068)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,354,130)	(4,067,741)
Net Cash used in Investing Activities	(4,354,130)	(4,067,741)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	-	13,742,311
Proceeds from exercise of warrants	2,381,247	-
Proceeds from asset-based loan agreement	4,413,239	46,133
Repayment of asset-based loan agreement	(3,604,116)	(1,772,373)
Repayment of notes payable	(3,059,767)	(150,000)
Net Cash provided by Financing Activities	130,603	11,866,071

Net change in cash	(12,068,886)	228,262
Cash, beginning of period	15,703,579	1,216,107
Cash, end of period	$3,634,693	$1,444,369

Supplemental cash flow information
Cash paid for interest	$630,874	$338,116
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Conversion of interest and fees of asset based loan	$169,870	$-
Class A common stock issued for conversion of Series A convertible preferred stock	$-	$16,566
Recognition of right-of-use asset and lease liability	$856,787	$284,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

NOTES TO THE UNAUDITED CONDENCED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Description of Business

Founded in 2012, Sidus Space is an innovative, space and defense technology provider offering flexible, cost-effective solutions, including satellite manufacturing and technology integration, AI-driven space-based data solutions, mission planning and management operations, AI/ML products and services, and space and defense hardware manufacturing. With its mission of Space Access Reimagined®, Sidus Space is committed to rapid innovation, adaptable and cost-effective solutions, and the optimization of space system and data collection performance.

We offer customers a variety of mission options whether the ability to host a technology, procure a satellite bus, or simply purchase data as a service. Our flight proven modular satellite, LizzieSat® is a hybrid 3D printed, multi-sensor, multi-mission satellite, which is the first of its kind, offering a flexible, cost-effective platform that can be easily adapted to integrate new technologies or customized and scaled to create a new satellite design to meet mission requirements.

Our products and services are offered through several verticals: Satellite Design and Manufacturing; Technology Design and Integration; Space-based Data Solutions; Mission Planning and Management Operations; AI/ML Products and Services; and Space and Defense Hardware.

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

Through our Sidus Orlaith™ AI ecosystem, we enable near real-time on-orbit & terrestrial data processing, enhancing the speed and efficiency of data delivery from sensors. Orlaith™ offers high-performance on-orbit edge computing and data processing from diverse sensor sets leveraging Sidus’ proprietary FeatherEdge™ hardware and Cielo™ software. Orlaith’s systemic capabilities provide industry-leading and differentiated data delivery for a wide range of end uses. Orlaith’s data processing can also be seamlessly customized for new and/or esoteric missions.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2024, contained in the Company’s Form 10-K filed on March 31, 2025.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2025, was $3.4 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company has also mitigated some of the risk through the use of a premium savings account. This account is used for amounts that are over a set balance maintained in the Company’s general operating account. Balances in the premium savings account are insured up to $150 million.

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

During the six months ended June 30, 2025 and 2024, the Company did not record bad debt. The Company’s allowance for doubtful accounts balance at June 30, 2025 and December 31, 2024 was $112,500.

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

Stock Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, “Compensation – Stock Compensation.” The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. As of June 30, 2025 and December 31, 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the six months ended June 30, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

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

Note 3. Variable Interest Entity

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary, and on August 26, 2020, the Company entered into a licensing agreement with Aurea. Aurea is a Limited company organized in the Isle of Man, which entered into a license agreement with a third-party vendor, whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company is responsible for 100% of the operations of Aurea and derives 100% of the net profits or losses derived from the business operations. The assets, liabilities and the operations of Aurea have beenreported on a consolidated basis within the Company’s financial statements from the date of inception (July 20, 2020).

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

As of June 30, 2025 and December 31, 2024, Aurea’s assets and liabilities are as follows:

	June 30,	December 31,
	2025	2024
Assets
Cash	$33,222	$65,333
Prepaid and other current assets	10,222	13,264
	$43,444	$78,597

Liability
Accounts payable and other current liabilities	$32,901	$78,575

For the six months ended June 30, 2025 and 2024, Aurea’s net loss was $76,698 and $85,634, respectively.

Note 4. Prepaid expense and Other current assets

As of June 30, 2025 and December 31, 2024, prepaid expense and other current assets are as follows:

	June 30,	December 31,
	2025	2024
Prepaid insurance	$181,691	$374,480
Prepaid components	1,753,568	528,000
Prepaid satellite services & licenses	1,953,366	2,353,757
Prepaid software	150,195	82,440
Other current assets	116,578	90,979
	$4,155,398	$3,429,656

During the six months ended June 30, 2025 and 2024, the Company recorded interest expense of $8,008 and $6,950 respectively, related to cash paid for interest from financing of our prepaid insurance policies.

Note 5. Inventory

As of June 30, 2025 and December 31, 2024, inventory is as follows:

	June 30,	December 31,
	2025	2024
Work in Process	$370,067	$255,716

Work in Process consists of components and related labor and other costs incurred on applicable contracts based on estimated total costs to complete. Related labor and other non-component costs for longer term contracts subject to contractual invoicing arrangement are reflected in contracts receivable.

Note 6. Property and Equipment

As of June 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Office equipment	$17,061	$17,061
Computer equipment	46,285	41,233
Vehicle	35,424	35,424
Software	1,131,091	1,358,558
Machinery	3,257,764	3,257,764
Leasehold improvements	397,536	397,536
Satellite and related software	16,350,863	12,305,379
Construction in progress	3,414,398	2,883,337
	24,650,422	20,296,292
Accumulated depreciation	(7,471,285)	(5,404,316)
Property and equipment, net of accumulated depreciation	$17,179,137	$14,891,976

As of June 30, 2025 and December 31, 2024, construction in progress represents components to be used in the manufacturing of our satellites.

Depreciation expense of property and equipment for the six months ended June 30, 2025 and 2024 is $2,066,969 and $858,033, of which $1,870,248 and $767,482, are included as components of cost of revenue, respectively.

During the six months ended June 30, 2025 and 2024, the Company purchased assets of $4,354,130 and $4,088,669, respectively.

Note 7. Accounts payable and other current liabilities

As of June 30, 2025 and December 31, 2024, accounts payable and other current liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Accounts payable	$3,614,524	$1,978,857
Payroll liabilities	1,735,387	907,697
Credit card liability	61,961	51,522
Other payable	242,054	165,435
Payable for purchase of property and equipment	16,634	18,799
Insurance payable	85,405	266,357
	$5,755,965	$3,388,667

Note 8. Asset-based loan

The Company is party to a recourse loan and security agreement with an unrelated lender dated November 30, 2022, whereby the lender will provide loans secured by certain accounts receivable for up to 90% of the face amount. This was amended in 2024 to also include secured certain unbilled manufacturing and other works in process for up to 85% of the face amount and secured by certain unbilled delivery orders for up to 60% of the face amount. These are paid to the company in the form of a cash advance. The Company has a revolving line of credit for $3 million with a collateralized loan interest rate of 16.2% annum and uncollateralized loan interest rate of 19.5% annum on outstanding balances. In 2024, the Company agreed to increase a revolving line of credit for $7 million. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the loan and security agreement, the Company must pay back any invoices that become uncollectable. As of June 30, 2025 and December 31, 2024, the Company’s collateralized and uncollateralized asset-based loan balance was $7,881,629 and $6,902,636, respectively. For the six months ended June 30, 2025 and 2024, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $792,737 and $161,375, respectively. As of January 31, 2025 the Company’s revolving line of credit was increased from $7 million to $10.5 million with same interest rates noted above for collateralized and uncollateralized loan interest rates. The Company used the increase in its revolving line of credit to pay off the approximately $3.2 million note payable and accrued interest and fees with Decathlon.

Note 9. Contract assets and liabilities

As of June 30, 2025 and December 31, 2024, contract assets and contract liabilities consisted of the following:

Contract assets	June 30,	December 31,
	2025	2024

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset) that are subject to restrictions on invoicing, excluding retainage	$993,504	$1,331,194
Retainage included in contract assets due to being conditional on something other than solely passage of time	-	16,192
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	107,013	46,953
Total contract assets	$1,100,517	$1,394,339

Contract liabilities	June 30,	December 31,
	2025	2024

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	$-	$16,192
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – related party	107,013	46,953
Total contract liabilities	$107,013	$63,145

Note 10. Leases

Operating lease

We have a new lease contract entered June 1, 2025 which includes both our office facility and warehouse space that expires May 31, 2028. The monthly “Base Rent” is $12,232 and $13,150. The Base Rent is increased by 3.0% each year.

We had a new lease contract entered June 1, 2024 which includes both our office facility and warehouse space that expires May 31, 2025. The monthly “Base Rent” is $11,876 and $12,767.

We recognized total lease expense, primarily related to our operating leases, on a straight-line basis in accordance with ASC 842.

As of June 30, 2025 and December 31, 2024, the Company recorded a refundable security deposit of $10,000 for its warehouse space and is included in other assets on the balance sheet.

The operating lease expense were as follows:

	Six months ended June 30,
	2025	2024
Lease cost
Operating lease cost	$204,787	$188,741

Supplemental balance sheet information related to operating leases was as follows:

	June 30,	December 31,
	2025	2024
Operating lease right-of-use assets at inception	$856,787	$284,861
Accumulated amortization	(21,647)	(163,316)
Total operating lease right-of-use assets	$835,140	$121,545

Operating lease liabilities - current	$260,311	$121,544
Operating lease liabilities - non-current	575,598	-
Total operating lease liabilities	$835,909	$121,544

Right-of-use assets obtained in exchange for new operating lease liability	856,787	284,861

Weighted-average remaining lease term — operating leases (year)	2.92	0.41
Weighted-average discount rate — operating leases	6.50%	8.25%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year as of June 30, 2025, were as follows:

Total
Year Ended December 31,
2025 - Remaining 6 months	$152,295
2026	309,920
2027	319,218
2028	134,641
Thereafter	-
916,074
Less: Imputed interest	(80,165)
Operating lease liabilities	$835,909

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party and a principal shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the six months ended June 30, 2025 and 2024, the Company recorded $41,163 and $38,555 directly related to this short-term month to month lease to lease expense.

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

During the six months ended June 30, 2025 and 2024, the Company recorded interest expense of $69,945 and $331,165, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures and made payments of $0 and $150,000, respectively. During the six months ended June 30, 2025, the Company also recorded $33,528 in legal and late fees associated with the January 31, 2025 payoff of the note payable. As of December 31, 2024, the Company recorded principal amount, accrued interest and legal and late fees of $3,059,767 on the balance sheet. On January 31, 2025 the Company fully paid off principal amount, accrued interest and interest expense and legal and late fees of $3,163,239.

Note 12. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $647,743 and $297,816 for the six months ended June 30, 2025 and 2024 and accounts receivable of $1,037,606 and $641,376 and contract asset and contract liability of $107,013 and $46,953 as of June 30, 2025 and December 31, 2024, respectively, from contracts entered into by Craig Technical Consulting, Inc, a principal stockholder, and subcontracted to the Company for four customers.

Accounts Payable

As of June 30, 2025 and December 31, 2024, the Company owed $774,600 and $673,743 to related parties of which $527,476 in both periods relates to advances from Craig Technical Consulting, Inc. which are unsecured, due on demand and non-bearing-interest.

As of June 30, 2025 and December 31, 2024, the Company recorded accounts payable of $62,500 and $92,500, respectively, related to Q2 2025 and Q4 2024 Board of Director compensation payments.

Cost of Revenue

For the six months ended June 30, 2025 and 2024, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $356,154 and $214,002, respectively.

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The agreement was amended, and the term of agreement was extended to June 30, 2025.

During the six months ended June 30, 2025 and 2024, the Company recorded professional services of $94,082 and $79,465, respectively.

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party and a principal shareholder (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the six months ended June 30, 2025 and 2024, the Company recorded $41,163 and $38,555 directly related to this short-term month to month lease to lease expenses.

Note 13. Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the six months ended June 30, 2025 and 2024, the Company recorded payments of $90,000 in Other General and Administrative expenses. These are eliminated upon consolidation.

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

Class A Common Stock

The Company had 18,204,483 and 15,956,816 shares of Class A common stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2025, the Company issued 2,247,667 shares of Class A common stock as follows;

●	1,162,802 shares for exercise of pre-funded warrants and 1,068,332 shares for exercise of warrants, for which the Company received $2,381,247
●	16,533 shares to prior CFO and a Board member valued at $40,115

Class B Common Sock

The Company had 100,000 shares of Class B common stock issued and outstanding as of June 30, 2025 and December 31, 2024.

Warrants

A summary of activity of the warrants during the six months ended June 30, 2025 as follows:

	shares	Exercise Price	Life (years)
Outstanding, December 31, 2024	5,402,306	$2.50	5.35
Exercised *	(1,162,802)	2.25	-
Exercised	(1,068,332)	2.25	-
Outstanding, June 30, 2025	3,171,172	$2.68	4.77

Exercisable, June 30, 2025	3,171,172	$2.68	4.77

*	Prefunded warrants issued in December 2024

The intrinsic value of the warrants as of June 30, 2025 is $62,303.

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

During the six months ended June 30, 2025, the 265,000 options that were granted were valued at $609,330. During the six months ended June 30, 2025 and 2024, the Company recognized stock option expense of $223,632 and $86,044, respectively, and as of June 30, 2025, $840,180 remains unamortized and is expected to be recognized ratably over the remaining vesting period through February 1, 2028. The intrinsic value of the 329,752 options outstanding as of June 30, 2025, is $0.

A summary of activity of the stock options during the six months ended June 30, 2025, is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2024	64,752	$11.67	3.82
Granted	265,000	2.57	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2025	329,752	$4.36	4.34

Exercisable options, June 30, 2025	35,088	$8.01	3.48

Restricted Stock Unit (RSU)

On February 1, 2025, the Company granted 265,000 RSUs to employees of the Company, valued at $620,689. RSUs entitle the holder to receive a specified number of shares of the Company’s common stock and RSU issued vest 100% of shares subject to the RSU on the third anniversary date, on February 1, 2028. The $620,689 related to unvested RSU’s is expected to be recognized ratable over the service period of three years. During the six months ended June 30, 2025, the Company recognized stock compensation expense of $91,275 related to unvested RSUs. Stock compensation expense is expected to be recognized ratably over the remaining service period of 2.59 years. These RSUs are not included in shares outstanding.

Stock Award

During the six months ended June 30, 2025, the Company recorded stock compensation expense of $81,666 for 32,026 vested shares as part of an annual total stock award to be issued of 66,667 shares of Class A Common Stock to board members.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

Three months ended June 30, 2025 and 2024

	Three Months Ended
	June 30,
	2025	2024	Change	%
Revenue	$1,261,023	$927,570	$333,453	36%
Cost of revenue	2,288,165	1,768,671	519,494	29%
Gross Profit (Loss)	(1,027,142)	(841,101)	(186,041)	22%
Gross Profit (Loss) Percentage	(81)%	(91)%	9%	(10)%

Operating expense	4,263,269	3,056,814	1,206,455	39%
Other income (expense)	(334,659)	(238,169)	(96,490)	n/a
Net loss	$(5,625,070)	$(4,136,084)	$(1,488,986)	36%

	Three Months Ended
	June 30,
	2025	2024	Change	%
Operating expenses
Payroll expenses	$2,499,153	$1,605,026	$894,127	56%
Sales and marketing expenses	59,463	70,493	(11,030)	(16)%
Lease expense	103,345	98,007	5,338	5%
Professional fees	166,689	205,799	(39,110)	(19)%
General and administrative expense	1,434,619	1,077,489	357,130	33%
Total	$4,263,269	$3,056,814	$1,206,455	39%

Six months ended June 30, 2025 and 2024

	Six Months Ended
	June 30,
	2025	2024	Change	%
Revenue	$1,499,517	$1,977,725	$(478,208)	(24)%
Cost of revenue	4,155,137	2,734,762	1,420,375	52%
Gross Profit (Loss)	(2,655,620)	(757,037)	(1,898,583)	251%
Gross Profit Percentage	(177)%	(38)%	(139)%	363%

Operating expense	8,707,711	6,702,397	2,005,314	30%
Other expense	(676,366)	(487,150)	(189,216)	39%
Net loss	$(12,039,697)	$(7,946,584)	$(4,093,113)	52%

	Six Months Ended
	June 30,
	2025	2024	Change	%
Operating expenses
Payroll expenses	$5,007,953	$3,110,324	$1,897,629	61%
Sales and marketing expenses	113,551	105,911	7,640	7%
Lease expense	204,787	190,211	14,576	8%
Professional fees	375,164	653,876	(278,712)	(43)%
General and administrative expense	3,006,256	2,642,075	364,181	14%
Total	$8,707,711	$6,702,397	$2,005,314	30%

Note 16. Concentration

As of June 30, 2025 and December 31, 2024, and for six months ended June 30, 2025 and 2024, customer concentrations (more than 10%) were as follows:

	Percentage of Revenue		Percentage of
	For the six months ended		Accounts Receivable
	June 30,		June 30,	December 31,
	2025	2024	2025	2024
Bechtel	37%	35%	18%	13%
Craig Technologies	43%	15%	54%	44%
Xiomas Technologies	7%	4%	4%	1%
TNO	-	-	5%	34%
Total (as a group)	87%	54%	81%	92%

Note 17. Subsequent Events

July 2025 Public Offering

On July 29, 2025, the Company completed an underwritten public offering of 7,143,000 shares of Class A common stock at a public offering price of $1.05 per share, for approximately $6.6 million of net proceeds.

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

Overview of Operations

Founded in 2012, we are an innovative, space and defense technology provider offering flexible, cost-effective solutions, including satellite manufacturing and technology integration, AI-driven space-based data solutions, mission planning and management operations, AI/ML products and services, and space and defense hardware manufacturing. With its mission of Space Access Reimagined®, we are committed to rapid innovation, adaptable and cost-effective solutions, and the optimization of space system and data collection performance.

We offer customers a variety of mission options whether the ability to host a technology, procure a satellite bus, or simply purchase data as a service. Our flight proven modular satellite, LizzieSat® is a hybrid 3D printed, multi-sensor, multi-mission satellite, which is the first of its kind, offering a flexible, cost-effective platform that can be easily adapted to integrate new technologies or customized and scaled to create a new satellite design to meet mission requirements.

Our products and services are offered through several verticals: Satellite Design and Manufacturing; Technology Design and Integration; AI-driven Space-based Data Solutions; Mission Planning Operations; AI/ML Products and Services; and Space and Defense Manufacturing.

Our vertically integrated model with complementary lines of business enables us to unlock new potential revenue generating opportunities while maintaining diversity of revenue. We are not dependent on a single line of business or customer, which provides us the “optionality” to scale where market needs demand. This diversity mitigates risks associated with external factors such as macroeconomic shifts or technological disruptions. Our flexibility allows us to adapt swiftly to market changes, supporting growth across all our business lines.

Through our Sidus Orlaith™ AI ecosystem, we enable near real-time on-orbit & terrestrial data processing, enhancing the speed and efficiency of data delivery from sensors. Orlaith™ offers high-performance on-orbit edge computing and data processing from diverse sensor sets leveraging Sidus’ proprietary FeatherEdge™ hardware and Cielo™ software. Orlaith’s systemic capabilities provide industry-leading and differentiated data delivery for a wide range of end uses. Orlaith’s data processing can also be seamlessly customized for new and/or esoteric missions.

As a forward-thinking mission partner, we excel at responding swiftly to change. We work closely with global clients to co-develop mission solutions tailored to both technical requirements and budget constraints. Our Cielo™ AI data processing algorithms can be updated while in orbit, which provides additional mission flexibility. By leveraging our vertically integrated in-house capabilities, engineering, manufacturing, and mission management, we are able to rapidly pivot and deliver at the pace of innovation.

We have demonstrated proven space heritage, successfully launching three hybrid, additively manufactured LizzieSat® satellites equipped with advanced AI edge-computing capabilities in just over 12 months. This achievement underscores our position as a leader in space technology, artificial intelligence, and innovation. This success is built on more than a decade of experience delivering flight-proven systems, platforms, devices, and hardware for customers such as NASA, the Department of Defense (DoD), SpaceX, and Blue Origin. We are strategically headquartered on Florida’s Space Coast, which provides easy access to nearby launch facilities, and we operate a 35,000-square-foot manufacturing, assembly, integration, and testing facility which reduces production time. We have an experienced team with expertise in multi-disciplinary engineering, mission-critical hardware manufacturing, satellite design, production, launch planning, mission operations, and in-orbit support.

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

Custom satellite design and manufacturing: We provide custom satellite design services, working closely with clients to develop satellite solutions aligned with specific mission objectives. Using the modular LizzieSat® platform, which can be adapted for various technologies and mission requirements, we support the design and integration process from concept to completion. This flexible approach is intended to deliver tailored satellite designs that can meet a broad range of operational and data collection needs. We currently have three variations of our LizzieSat® platform:

●	LizzieSat® (Gen 1: LS1-3): Multi-mission satellite for a multi-mission micro constellation

●	LizzieSat-XL (Gen 2: LS4+): Upgraded VPX Technology for Next Generation Communication
●	Lunar Lizzie: Expanded battery capacity and atomic clock for precise and accurate clocking

We also offer fully customized satellite design services for any mission in Leo, Geo, Cislunar or Lunar.

Technology hosting and mission management: We offer technology hosting and mission management services designed to simplify clients’ path to space and enable clients to focus on their mission goals without the complexities of satellite operation. We provide integration for a variety of payloads using our LizzieSat® platform. While on-orbit, we provide 24/7/365 real-time routine and non-real-time mission operations, including satellite monitoring, control, and data management. Our support includes:

●	Amazon Web Services cloud-based servers for data transfer and archival
●	Backup control center capability
●	In-house designed C2 routing, encryption, and customer API integration
●	Multiple ground station providers available for use to meet customer needs
●	Physical and cyber security to ensure satellite and onboard technologies are protected

AI enhanced space-based sensor Data-as-a-Service: We offer AI-enhanced Data-as-a-Service, utilizing the Orlaithtm AI ecosystem, which includes our FeatherEdge™ AI processor and Cielo™ AI solutions from space, on the LizzieSat® platform to deliver timely data insights from space. The LizzieSat® design enables simultaneous on-orbit data collection from multiple sensors, with the flexibility to combine data streams in unique ways to support diverse applications and missions from the same platform.

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

Space and Defense Manufacturing: We provide a range of space products and manufacturing services, including mission-critical components and systems engineered for space environments. Our 35,000-square-foot ISO 9001:2015, AS9100 Rev. D certified facility supports the manufacturing, testing, and assembly of space-grade hardware. We work to deliver high-quality, reliable space products for government, defense, and commercial clients by leveraging its expertise in engineering and mission-critical manufacturing. Our space offerings include:

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

3D Printing

From early-stage product development to functional finished parts, we offer commercial and industrial-grade additive manufacturing solutions. Our 3D printers enable us to provide rapid manufacturing with industrial micron-level laser scanning accuracy and 50 µm repeatability. Using Continuous Fiber Fabrication technology, we can produce parts at an enhanced schedule that are stronger than 6061 Aluminum and 40% lighter. We provide internal engineering support to optimize the functional performance, product life cycle, and accuracy of its customers’ specific 3D printed technology to ensure repeatability and consistency across prints. Our 3D printing capabilities include:

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

Technology Design and Integration: We leverage our manufacturing and technology expertise to address critical space supply chain challenges with initiatives that are expected to further our mission of Space Access Reimagined®, providing flexible and cost-effective solutions to an expanding global customer base.

●	FeatherEdge™ is a compact data processing unit tailored for AI applications in orbit. Its small size and low power design enable compatibility with diverse satellite platforms or as a standalone product. In addition to satellites, it can be integrated in the most remote and challenging environments such as drones, ships, aircraft, and high altitude balloons to provide high-performance computing and communications at the edge
●	Orlaithtm AI Ecosystem which includes FeatherEdgetm hardware, a compact data processing unit tailored for AI applications in orbit, and Cielotm, AI solutions from space, for delivering insights from diverse sensor sets
●	Reusable flight software
●	Flight computer simulator software
●	Lab-based integration and test-bed platform
●	VPX System including OBC/GPU
●	Printed Circuit Board for GPS, radio, microcontrollers

Key Achievements to date

●	Successfully launched LizzieSat®-1 in March 2024 and LizzieSat®-2 in December 2024, establishing our micro-constellation for delivering near real-time solutions for our customers’ mission critical needs. In Q1 2025, we completed the build and launch of our third commercial satellite, LizzieSat®-3, equipped with both Sidus and customer-hosted technologies
●	Signed an extended and amended preliminary contract valued at $120M for the previously executed contract to exclusively design and build the first-generation lunar fleet of Data Storage Spacecraft for Lonestar Data Holdings, a provider of premium data storage and Resiliency-as-a-Service (RAAS), which reinforces the adaptability of the LizzieSat® platform

●	Established a fully operational mission control center to manage satellite operations, orchestrate collection management tasks and satisfy data distribution requests for our own constellations and others utilizing Neuraspace to provide space traffic management and LEOP (Launch and Early Operations) support services, enhancing Sidus’ constellation operation capabilities
●	Received approval by the U.S. Federal Communications Commission (FCC) for operation of a micro constellation of remote sensing, multi-mission satellites in Low Earth Orbit (LEO) as well as FCC Approval for Space-to-Space Data Relay Capability for LizzieSat®
●	Awarded second contract to integrate HEO Holmes Imager aboard LizzieSat®-3
●	Awarded contract with Xiomas Technologies to supply FeatherEdge™ computing system for fire detection via high-altitude infrared imaging
●	Awarded $2 million contract from Craig Technologies to manufacture two fleet interactive display equipment (FIDE) pre-production unit main panels for U.S. Navy Propulsion systems
●	Awarded subcontract on the $30M Intuitive Machines-led Moon RACER team for the NASA Lunar Terrain Vehicle Services (LTVS) contract in support of the Agency’s Artemis Campaign and begun work
●	Expanded capabilities related to Lunar missions following award of the NASA Lunar Terrain Vehicle Services Contract as a member of the Intuitive Machines-led Moon Reusable Autonomous Crewed Exploration Rover team
●	Announced strategic partnerships with international partners in support of the Sidus International Space Center, to include German satellite manufacturing startup Reflex Aerospace, Japanese space-tech company Warpspace specializing in next-generation optical communication technologies and NamaSys Bahrain, a multi discipline Technology & Electronic Security Consultancy supporting Saudi Arabia space initiatives
●	Awarded follow on contract for additional support to NAA Stennis Space Center for Autonomous Satellite Technology for Resilient Application (ASTRA) historic in-space payload mission with NASA Stennis Space Center and secured follow-on contract for additional ASTRA support
●	Demonstrated Sidus Orlaithtm on-orbit capability with an AI enhanced, thermal sensing firefighting software solution, showcasing the ability to process large sets of raw data in space and deliver only relevant information to end users. This achievement established flight heritage, which is the history of successful operation of a particular component, subsystem, or system in a space environment, for our Sidus Orlaithtm AI Ecosystem edge computing hardware and software solutions
●	Incorporated space-to-space data relay module, enabling rapid, direct-to-user data transfer for time-sensitive missions into LizzieSat®-3 communication system
●	Completed the critical design review for LizzieSat® NL, a laser communication satellite contracted by The Netherlands Organization
●	Demonstrated manufacturing excellence by producing and delivering thousands of unique parts to 14 customers across commercial, government and defense sectors, reinforcing Sidus’ role as a trusted provider of mission-critical hardware
●	Strengthened intellectual property portfolio with the approval of new patents and the publication of a patent application protecting enhanced functionality of the LizzieSat® Modular Satellite Platform System
●	Developed and achieved flight heritage for the Sidus low voltage differential signaling (LVDS) switch card, which extends the capabilities of the payload processor, enabling communication with multiple optical sensors through high speed LVDS data connections
●	Extended partnership as protégé with L3Harris under Department of Defense Mentor-Protégé Program
●	Continue to leverage our multi-year, multi-launch agreement with Space-X thereby offering customers by extension a reliable, cost-effective launch service with a steady cadence of launches.

●	Signed a Memorandum of Understanding (MOU) with Reflex Aerospace to form a U.S.-based Joint Venture focused on delivering flexible, cost-effective, and high-performance solutions to meet diverse customer needs while strengthening their presence in global markets
●	Unveiled near real-time vessel detection and classification capability, enabled by our hybrid 3D printed LizzieSat® satellite platform. This involves processing data directly onboard LizzieSat® through the Sidus Orlaith™ AI Ecosystem which includes FeatherEdge™ edge computing hardware, the OrbitfyEdge software from Little Place Labs
●	Received a Notice of Allowance of U.S. Patent Application Serial No. 17/828,233, titled System for a Modular Satellite Testing Platform. This patent application is directed to the structural elements of the LizzieSat® Satellite
●	Signed a Memorandum of Understanding (MOU) with Saturn Satellite Networks, Inc., to outline a strategic collaboration to support the development and deployment of Saturn’s SBN-X platform — a new low-cost, high-performance GEO satellite solution
●	Achieved successful on-orbit operation of FeatherEdge™ Gen-2 aboard LizzieSat®-3
●	Launched Fortis™ VPX, a ruggedized, modular, SOSA™ aligned computing system engineered for high-reliability command and data handling (C&DH), advanced artificial intelligence/machine learning (AI/ML) processing, and precision navigation in extreme environments
●	Established partnership with VORAGO Technologies to validate and integrate next-generation radiation-hardened microcontroller (MCU) technology through VORAGO’s Alpha Customer Program
●	Unveiled LunarLizzie™: A next-generation 800kg-class lunar platform designed with proven edge AI for near real-time intelligence

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

Comparison of quarter ended June 30, 2025, to quarter ended June 30, 2024

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	June 30,
	2025	2024	Change	%
Revenue	$1,261,023	$927,570	$333,453	36%
Cost of revenue	2,288,165	1,768,671	519,494	29%
Gross Profit (Loss)	(1,027,142)	(841,101)	(186,041)	22%
Gross Profit (Loss) Percentage	(81)%	(91)%

Selling, general and administrative expense	4,263,269	3,056,814	1,206,455	39%
Other income (expense)	(334,659)	(238,169)	(96,490)	41%
Net loss	$(5,625,070)	$(4,136,084)	$(1,488,986)	36%

Revenue

Total revenue for the three months ended June 30, 2025 increased approximately $333,000 compared to the three months ended June 30, 2024. Non-related party revenue decreased by approximately 17% for the three months ended June 30, 2025, to approximately $691,000 as compared to approximately $835,000 for the three months ended June 30, 2024. This was primarily driven by the timing of fixed price milestone contracts revenue. Related party revenue increased 514% to approximately $570,000 for the three months ended June 30, 2025 versus approximately $93,000 for the three months ended June 30, 2024. This was influenced by the timing of fixed-price milestone contracts.

Cost of Revenue

Cost of revenue increased 29% for the three months ended June 30, 2025 to approximately $2.3 million as compared to approximately $1.8 million for the three months ended June 30, 2024 and included approximately $318,000 related party cost of sales as of June 30, 2025 and approximately $47,000 as of June 30, 2024. The overall increase in cost of revenue was primarily driven by a mix of contracts of varying types, satellite and related software depreciation expense increase of approximately $486,000 versus 2024 and continued increased supply chain related costs in the manufacturing side of our business.

Gross Profit (Loss)

The 22% decrease in our gross profit for the three months ended June 30, 2025 to a loss of approximately $1.0 million as compared to a loss of approximately $841,000 for the three months ended June 30, 2024, was driven primarily by higher satellite and related depreciation costs, our mix of varying types of contracts with higher material and labor expenses and a decrease in our higher margin business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $1.2 million when compared with the same period in 2024. This was primarily due to the following:

●

An increase of approximately $904,000 in general and administrative labor costs and benefits to $2.5 million compared to $1.6 million in 2024. This increase was primarily driven by approximately $521,000 related to increased headcount to support the needs of the business and $373,000 related to expense accruals associated with equity-based compensation and bonus plans implemented in Q1 2025.

●

An increase of approximately $228,000 in mission operations related expenses to $290,000 compared to $63,000 in 2024 related to ground support required for tracking and communicating with our multiple satellites in orbit.

●	An increase of approximately $129,000 in fees related to software expenses to continue to support the building of our infrastructure.

●	An increase of approximately $38,000 in depreciation expense to approximately $98,000 compared to approximately $60,000 in 2024.

These increases were partially offset by the following decreases:

●	A decrease of approximately $69,000 in insurance expense to approximately $123,000 compared to approximately $192,000 in 2024 primarily related to a reduction in our D&O insurance rates

●	A decrease of $23,000 in professional and outside consulting services primarily due to lower legal related expenses.

Total other income (expenses)

Other income and (expenses) showed an increase of other expenses of $96,490 to $334,659 compared to $238,169 in 2024 primarily due to an increase in interest expense related to our asset-based loan, partially offset by a decrease in interest expense to the Note Payable which was paid off in January 2025.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

	Six Months Ended
	June 30,
	2025	2024	Change	%
Revenue	$1,499,517	$1,977,725	$(478,208)	(24)%
Cost of revenue	4,155,137	2,734,762	1,420,375	52%
Gross Profit (Loss)	(2,655,620)	(757,037)	(1,898,583)	251%
Gross Profit Percentage	(177)%	(38)%

Selling, general and administrative expense	8,707,711	6,702,397	2,005,314	30%
Other expense	(676,366)	(487,150)	(189,216)	39%
Net loss	$(12,039,697)	$(7,946,584)	$(4,093,113)	52%

Revenue

Total revenue for the six months ended June 30, 2025 decreased approximately $478,000 compared to the six months ended June 30, 2024. Non-related party revenue decreased by approximately 49% for the six months ended June 30, 2025, to approximately $852,000 as compared to approximately $1.7 million for the six months ended June 30, 2024. This was primarily driven by the timing of fixed price milestone contracts revenue. Related party revenue increased 117% to approximately $648,000 for the six months ended June 30, 2025 versus approximately $298,000 for the six months ended June 30, 2024. This was influenced by the timing of fixed-price milestone contracts.

Cost of Revenue

Cost of revenue increased 52% for the six months ended June 30, 2025 to approximately $4.2 million as compared to approximately $2.7 million for the six months ended June 30, 2024 and included approximately $356,000 related party cost of sales as of June 30, 2025 and approximately $214,000 as of June 30, 2024. The overall increase in cost of revenue was primarily driven by a mix of contracts of varying types, satellite and related software depreciation expense increase of approximately $1.1 million versus 2024 and continued increased supply chain related costs in the manufacturing side of our business.

Gross Profit (Loss)

The 251% decrease in our gross profit for the six months ended June 30, 2025 to a loss of approximately $2.66 million as compared to a loss of approximately $757,000 for the six months ended June 30, 2024, was driven primarily by higher satellite and related depreciation costs, our mix of varying types of contracts with higher material and labor expenses and a decrease in our higher margin business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $2.0 million when compared with the same period in 2024. This was primarily due to the following:

●

An increase of approximately $2.1 million in general and administrative labor costs and benefits to $5.2 million compared to $3.1 million in 2024. This increase was primarily driven by approximately $1.1 million related to increased headcount to support the needs of the business, $783,000 related to expense accruals associated with equity-based compensation and bonus plans implemented in Q1 2025 and $226,000 related to employee severance costs.

●	An increase of approximately $271,000 in mission operations related expenses to $616,000 compared to $345,000 in 2024 related to ground support required for tracking and communicating with our multiple satellites in orbit.

●	An increase of approximately $106,000 in depreciation expense to approximately $197,000 compared to approximately $91,000 in 2024.
●	An increase of approximately $102,000 primarily related to software expenses as we continue to build out the infrastructure to support our business.

●	An increase of approximately $71,000 in fees related to rebooking and payment timing with our launch provider and fees related to the January 2025 payoff of our note payable. Total fees were $98,000 compared to $28,000 in 2024.

These increases were partially offset by the following decreases:

●	A decrease of approximately $406,000 in fundraising related expense to $5,000 in 2025 due to timing of capital raises.

●	A decrease of $160,000 in professional and outside consulting services to $727,000 compared to $887,000 in 2024 primarily related to lower accounting related expenses.

●	A decrease of $118,000 in insurance expense primarily related to a decrease in our D&O insurance rates.

Total other income (expenses)

Other income and (expenses) showed an increase of other expenses of $189,216 to $676,366 compared to $487,150 in 2024 primarily due to an increase in interest expense related to our asset-based loan, partially offset by a decrease in interest expense related to the Note Payable, which was paid off in January 2025.

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

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	Change	%
Net Income / (Loss)	$(5,625,070)	$(4,136,084)	$(1,488,986)	36%
Interest Expense (i)	334,658	249,174	85,484	34%
Depreciation and Amortization (ii)	1,132,294	605,003	527,291	87%
Severance Costs	27,320	17,231	10,089	59%
Equity based compensation (iii)	184,448	80,829	103,618	128%
Total Non-GAAP Adjustments	1,678,720	952,237	726,483	76%
Adjusted EBITDA	(3,946,350)	(3,183,847)	(762,503)	24%

(i)	Sidus Space incurred increased interest expense due to short-term note payable due in Q4 2024 and interest expense related to an asset based loan.
(ii)	Sidus Space incurred increased depreciation expense 2025 and 2024 with launch and deployment of satellite fixed asset and related satellite software, as well as new ERP software capitalization.
(iii)	Sidus Space incurred increased equity based compensation expense due to incentive programs implemented by the Board in 2025.

	Six Months Ended
	June 30,
	2025	2024	Change	%
Net Income / (Loss)	$(12,039,697)	$(7,946,584)	$(4,093,113)	52%
Interest Expense (i)	676,365	497,707	178,658	36%
Depreciation and Amortization (ii)	2,066,968	858,033	1,208,935	141%
Fundraising expense (iii)	5,480	560,322	(554,842)	-99%
Severance Costs	233,420	7,509	225,911	3009%
Equity based compensation (iiii)	436,690	160,027	276,663	173%
Total Non-GAAP Adjustments	3,418,924	2,083,598	1,335,325	64%
Adjusted EBITDA	(8,620,773)	(5,862,986)	(2,757,788)	47%

(i)	Sidus Space incurred increased interest expense due to short-term note payable due in Q4 2024 and interest expense related to an asset based loan.
(ii)	Sidus Space incurred increased depreciation expense 2024 with launch and deployment of satellite fixed asset and related satellite software, as well as new ERP software capitalization.
(iii)	Sidus Space incurred internal Fundraising expense related to multiple capital raises in 2024
(iiii)	Sidus Space incurred increased equity based compensation expense due to incentive programs implemented by the Board in 2025.

Liquidity and Capital Resources

The following table provides selected financial data about us as of June 30, 2025, and December 31, 2024

	June 30,	December 31,
	2025	2024	Change	%
Current assets	$11,171,838	$22,252,552	$(11,080,714)	(50)%
Current liabilities	$14,779,518	$14,209,502	$570,016	4%
Working capital (deficiency)	$(3,607,680)	$8,043,050	$(11,650,730)	(145)%

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. We had insufficient operating revenues, so we are currently dependent on debt financing and sale of equity to fund operations.

We had an accumulated deficit of approximately $72.4 million and working capital deficit of approximately $3.6 million as of June 30, 2025 compared to accumulated deficit of approximately $60.3 million and working capital of approximately $8.0 million as of December 31, 2024. As of June 30, 2025, we had approximately $3.6 million of cash as compared to approximately $15.7 million as of December 31, 2024.

As of June 30, 2025 the working capital deficit is primarily due to the build out of our LizzieSat satellites in anticipation of additional upcoming launches. As of December 31, 2024, our working capital surplus was primarily due to funds raised in our capital raises completed Q4 2024.

Current assets decreased by approximately $11.1 million to approximately $11.2 million as of June 30, 2025 from approximately $22.2 million as of December 31, 2024. The decrease is primarily attributable to a decrease in cash partially offset by an increase in related party accounts receivable.

Current liabilities are slightly higher at $14.8 million as of June 30, 2025 versus $14.2 million December 31, 2024 primarily related to an increase in our Asset-based loan liability.

July 2025 Public Offering

On July 29, 2025, we completed an underwritten public offering of 7,143,000 shares of our Class A common stock at a public offering price of $1.05 per share, for which we received approximately $6.7 million of net proceeds.

Cash Flow

	Six Months Ended
	June 30,
	2025	2024	Change	%
Cash used in operating activities	$(7,845,359)	$(7,570,068)	$(275,291)	4%
Cash used in investing activities	$(4,354,130)	$(4,067,741)	$(286,389)	7%
Cash provided by financing activities	$130,603	$11,866,071	$(11,735,468)	(99)%
Cash on hand	$3,634,693	$1,444,369	$2,190,324	152%

Six Months ended June 30, 2025 and 2024

Cash Flow from Operating Activities

For the six months ended June 30, 2025, net cash flows used in operating activities was approximately $7.80 million compared to approximately $7.6 million during the six months ended June 30, 2024.

Cash flows used in operating activities for the six months ended June 30, 2025 of approximately $7.8 million is comprised of a net loss of approximately $12.0 million, which was reduced by non-cash expenses of approximately $437,000 for stock-based compensation, approximately $2.1 million for depreciation, and a decrease in working capital of approximately $1.5 million.

Cash flows used in operating activities for the six months ended June 30, 2024 of approximately $7.6 million is comprised of a net loss of approximately $7.9 million, which was reduced by non-cash expenses of $160,028 for stock-based compensation and $858,033 for depreciation, and an increase in working capital of approximately $642,000.

Cash Flows from Investing Activities

During the six months ended June 30, 2025 and 2024, we invested approximately $4.4 million and $4.1 million respectively in property and equipment primarily related to purchasing satellite related components and software.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, net cash provided in financing activities of $130,603 included proceeds from the exercise of warrants from our December 2024 capital raise of approximately $2.4 million and net proceeds of approximately $809,000 from an asset-based loan and repayment of notes payable of approximately $3.1 million.

During the six months ended June 30, 2024, net cash provided in financing activities of approximately $11.9 million included a January 2024 capital raise of approximately $5.6 million and a February 2024 capital raise of approximately $7.9 million partially offset by repayment of an asset-based loan of approximately $1.7 million net and repayment of notes payable of $150,000.

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

Revenues from fixed price contracts primarily related to the satellite side of the business that require milestone payments are recognized at the time of the milestone being met. This method is used because management considers that the payments are nonrefundable unless the Company fails to perform as promised. If the customer terminates the contract, we are entitled to retain any progress payments received from the customer and we have no further rights to compensation from the customer. Even though the payments made by the customer are nonrefundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate us for performance completed to date. Accordingly, we account for the progress under the contract as a performance obligation satisfied at a point in time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description
1.1	Placement Agency Agreement dated July 27, 2025 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on July 28, 2025)

4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDUS SPACE, INC.

Date: August 14, 2025	By:	/s/ Carol Craig
Carol Craig
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Adarsh Parekh
Adarsh Parekh
Chief Financial Officer
(Principal Financial and Accounting Officer)

