Form 10-Q
period 2025-09-30
Sidus Space Inc.
filed 2025-11-14
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of Class A and B common shares outstanding as of November 13, 2025 was 35,147,483 and 100,000; respectively.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$12,734,087	$15,703,579
Accounts receivable	825,607	827,886
Accounts receivable - related parties	1,402,774	641,376
Inventory	188,310	255,716
Contract asset	684,749	1,347,386
Contract asset - related party	448,717	46,953
Prepaid and other current assets	4,849,338	3,429,656
Total current assets	21,133,582	22,252,552

Property and equipment, net	17,456,972	14,891,976
Operating lease right-of-use assets	769,515	121,545
Intangible asset	398,135	398,135
Other assets	92,443	81,359
Total Assets	$39,850,647	$37,745,567

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$4,835,108	$3,388,667
Accounts payable - related party	869,789	673,743
Contract liability	-	16,192
Contract liability - related party	267,380	46,953
Asset-based loan liability	9,124,612	6,902,636
Notes payable	-	3,059,767
Operating lease liability	266,879	121,544
Total current liabilities	15,363,768	14,209,502

Operating lease liability - non-current	505,718	-
Total Liabilities	15,869,486	14,209,502

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding
Series A convertible preferred stock: 2,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock: 210,000,000 authorized; $0.0001 par value
Class A common stock: 200,000,000 shares authorized; 35,147,483 and 15,956,816 shares issued and outstanding, respectively	3,515	1,597
Class B common stock: 10,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	102,404,156	83,887,682
Accumulated deficit	(78,426,520)	(60,353,224)
Total Stockholders’ Equity	23,981,161	23,536,065
Total Liabilities and Stockholders’ Equity	$39,850,647	$37,745,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$559,105	$1,757,251	$1,410,879	$3,437,160
Revenue - related parties	738,953	111,707	1,386,696	409,523
Total - revenue	1,298,058	1,868,958	2,797,575	3,846,683
Cost of revenue	2,597,023	1,830,787	6,752,160	4,565,549
Gross profit (loss)	(1,298,965)	38,171	(3,954,585)	(718,866)

Operating expenses
Selling, general and administrative expense	4,332,441	3,210,069	13,040,152	9,912,466
Total operating expenses	4,332,441	3,210,069	13,040,152	9,912,466

Net loss from operations	(5,631,406)	(3,171,898)	(16,994,737)	(10,631,332)

Other income (expense)
Other income	358	3,000	358	4,613
Interest expense	(1,088)	(642,355)	20,959	(982,056)
Interest income	31,144	23	125,468	12,336
Asset-based loan expense	(432,607)	(91,359)	(1,225,344)	(252,734)
Total other expense	(402,193)	(730,691)	(1,078,559)	(1,217,841)

Loss before income taxes	(6,033,599)	(3,902,589)	(18,073,296)	(11,849,173)
Provision for income taxes	-	-	-	-
Net loss	(6,033,599)	(3,902,589)	(18,073,296)	(11,849,173)

Dividend on Series A preferred Stock	-	-	-	(42,375)
Net loss attributed to stockholders	$(6,033,599)	$(3,902,589)	$(18,073,296)	$(11,891,548)

Basic and diluted loss per common share	$(0.24)	$(0.93)	$(0.88)	$(3.22)
Basic and diluted weighted average number of common shares outstanding	24,903,577	4,181,344	20,508,465	3,695,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Nine months ended September 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2024	15,956,816	$1,597	100,000	$10	$83,887,682	$(60,353,224)	$23,536,065

Class A common stock issued for exercise of warrants	2,231,134	223	-	-	2,381,024	-	2,381,247
Vested officers compensation	16,533	1	-	-	115,791	-	115,792
Stock option expense	-	-	-	-	136,452	-	136,452
Net loss	-	-	-	-	-	(6,414,627)	(6,414,627)
Balance - March 31, 2025	18,204,483	$1,821	100,000	$10	$86,520,949	$(66,767,851)	$19,754,929

Vested Board Compensation	-	-	-	-	97,268	-	97,268
Stock option expense	-	-	-	-	87,180	-	87,180
Net loss	-	-	-	-	-	(5,625,070)	(5,625,070)
Balance - June 30, 2025	18,204,483	$1,821	100,000	$10	$86,705,397	$(72,392,921)	$14,314,307

Series A preferred stock issued	16,943,000	1,694	-	-	15,510,144	-	15,511,838
Vested Board Compensation	-	-	-	-	101,435	-	101,435
Stock option expense	-	-	-	-	87,180	-	87,180
Net loss	-	-	-	-	-	(6,033,599)	(6,033,599)
Balance - September 30, 2025	35,147,483	$3,515	100,000	$10	$102,404,156	$(78,426,520)	$23,981,161

For the Three and Nine months ended September 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2023	983,173	$98	100,000	$10	$49,918,441	$(42,786,793)	$7,131,756

Class A common stock issued for conversion of Series A preferred stock and dividend	106,748	11	-	-	58,930	-	58,941
Class A common stock units issued	2,572,700	258	-	-	12,110,528	-	12,110,786
Class A common stock issued for exercise of warrants	418,724	42	-	-	1,631,483	-	1,631,525
Vested Board Compensation	-	-	-	-	37,500	-	37,500
Stock option expense	-	-	-	-	41,698	-	41,698
Common stock issue for reverse split adjustment	(1)	-	-	-	-	-	-
Dividend on Series A preferred Stock	-	-	-	-	-	(42,375)	(42,375)
Net loss	-	-	-	-	-	(3,810,500)	(3,810,500)
Balance - March 31, 2024	4,081,344	$409	100,000	$10	$63,798,580	$(46,639,668)	$17,159,331

Vested Board Compensation	-	-	-	-	36,484	-	36,484
Stock option expense	-	-	-	-	44,346	-	44,346
Net loss	-	-	-	-	-	(4,136,084)	(4,136,084)
Balance - June 30, 2024	4,081,344	$409	100,000	$10	$63,879,410	$(50,775,752)	$13,104,077

Vested Board Compensation	-	-	-	-	31,666	-	31,666
Stock option expense	-	-	-	-	44,346	-	44,346
Net loss	-	-	-	-	-	(3,902,589)	(3,902,589)
Balance - September 30, 2024	4,081,344	$409	100,000	$10	$63,955,422	$(54,678,341)	$9,277,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(18,073,296)	$(11,849,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	625,307	236,040
Depreciation and amortization	3,224,809	1,494,449
Changes in operating assets and liabilities:
Accounts receivable	2,279	(320,263)
Accounts receivable - related party	(761,398)	(202,510)
Inventory	67,406	(482,685)
Contract asset	662,637	-
Contract asset - related party	(401,764)	(7,031)
Prepaid expenses and other assets	(1,430,766)	987,099
Accounts payable and accrued liabilities	1,616,311	(495,734)
Accounts payable and accrued liabilities - related party	196,046	348,249
Contract liability	(16,192)	-
Contract liability - related party	220,427	7,031
Changes in operating lease assets and liabilities	3,083	(3,700)
Net Cash used in Operating Activities	(14,065,111)	(10,288,228)

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,789,805)	(5,102,661)
Net Cash used in Investing Activities	(5,789,805)	(5,102,661)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	15,511,838	13,742,311
Proceeds from exercise of warrants	2,381,247	-
Proceeds from asset-based loan agreement	6,413,239	3,990,957
Repayment of asset-based loan agreement	(4,361,133)	(2,177,085)
Repayment of notes payable	(3,059,767)	(150,000)
Net Cash provided by Financing Activities	16,885,424	15,406,183

Net change in cash	(2,969,492)	15,294
Cash, beginning of period	15,703,579	1,216,107
Cash, end of period	$12,734,087	$1,231,401

Supplemental cash flow information
Cash paid for interest	$1,064,570	$524,015
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Conversion of interest and fees of asset-based loan	$169,870	$-
Class A common stock issued for conversion of Series A convertible preferred stock	$-	$16,566
Recognition of right-of-use asset and lease liability	$856,787	$284,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

NOTES TO THE UNAUDITED CONDENCED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2024, contained in the Company’s Form 10-K filed with the SECon March 31, 2025.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2025, was $12.4 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company has also mitigated some of the risk through the use of a premium savings account. This account is used for amounts that are over a set balance maintained in the Company’s general operating account. Balances in the premium savings account are insured up to $150 million.

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

During the nine months ended September 30, 2025 and 2024, the Company did not record bad debt. The Company’s allowance for doubtful accounts balance at September 30, 2025 and December 31, 2024 was $112,500.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. As of September 30, 2025 and December 31, 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the nine months ended September 30, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2025	2024
	(Shares)	(Shares)
Warrants	4,024,893	260,213
Stock option	329,752	64,752

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

Note 3. Variable Interest Entity

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary, and on August 26, 2020, the Company entered into a licensing agreement with Aurea. Aurea is a Limited company organized in the Isle of Man, which entered into a license agreement with a third-party vendor, whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company is responsible for 100% of the operations of Aurea and derives 100% of the net profits or losses derived from the business operations. The assets, liabilities and the operations of Aurea have been reported on a consolidated basis within the Company’s financial statements from the date of inception (July 20, 2020).

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

As of September 30, 2025 and December 31, 2024, Aurea’s assets and liabilities are as follows:

	September 30,	December 31,
	2025	2024
Assets
Cash	$40,574	$65,333
Prepaid and other current assets	9,744	13,264
	$50,318	$78,597

Liability
Accounts payable and other current liabilities	$39,175	$78,575

For the nine months ended September 30, 2025 and 2024, Aurea’s net loss was $121,096 and $125,288, respectively.

Note 4. Prepaid expense and Other current assets

As of September 30, 2025 and December 31, 2024, prepaid expense and other current assets are as follows:

	September 30,	December 31,
	2025	2024
Prepaid insurance	$102,842	$374,480
Prepaid components	1,812,172	528,000
Prepaid satellite services & licenses	2,304,040	2,353,757
Prepaid software	152,544	82,440
Other current assets	477,740	90,979
	$4,849,338	$3,429,656

During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense of $9,096 and $11,349 respectively, related to cash paid for interest from financing of our prepaid insurance policies.

Note 5. Inventory

As of September 30, 2025 and December 31, 2024, inventory is as follows:

	September 30,	December 31,
	2025	2024
Work in Process	$188,310	$255,716

Work in Process consists of components and related labor and other costs incurred on applicable contracts based on estimated total costs to complete. Related labor and other non-component costs for longer term contracts subject to contractual invoicing arrangement are reflected in contracts receivable.

Note 6. Property and Equipment

As of September 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Office equipment	$17,061	$17,061
Computer equipment	46,285	41,233
Vehicle	35,424	35,424
Software	1,131,091	1,358,558
Machinery	3,257,764	3,257,764
Leasehold improvements	397,536	397,536
R&D software	-	-
Satellite and related software	16,350,863	12,305,379
Construction in progress	4,850,073	2,883,337
	26,086,097	20,296,292
Accumulated depreciation	(8,629,125)	(5,404,316)
Property and equipment, net of accumulated depreciation	$17,456,972	$14,891,976

As of September 30, 2025 and December 31, 2024, construction in progress represents components to be used in the manufacturing of our satellites.

Depreciation expense of property and equipment for the nine months ended September 30, 2025 and 2024 is $3,224,809 and $1,494,449, of which $2,933,308 and $1,331,591, are included as components of cost of revenue, respectively.

During the nine months ended September 30, 2025 and 2024, the Company purchased assets of $5,789,805 and $5,102,661, respectively.

Note 7. Accounts payable and other current liabilities

As of September 30, 2025 and December 31, 2024, accounts payable and other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$2,957,038	$1,978,857
Payroll liabilities	1,554,859	907,697
Credit card liability	80,184	51,522
Other payable	209,885	165,435
Payable for purchase of property and equipment	15,552	18,799
Insurance payable	17,590	266,357
	$4,835,108	$3,388,667

Note 8. Asset-based loan

The Company is party to a recourse loan and security agreement with an unrelated lender dated November 30, 2022, whereby the lender will provide loans secured by certain accounts receivable for up to 90% of the face amount. This was amended in 2024 to also include secured certain unbilled manufacturing and other works in process for up to 85% of the face amount and secured by certain unbilled delivery orders for up to 60% of the face amount. These are paid to the company in the form of a cash advance. The Company has a revolving line of credit for $3 million with a collateralized loan interest rate of 16.2% annum and uncollateralized loan interest rate of 19.5% annum on outstanding balances. In 2024, the Company agreed to increase a revolving line of credit for $7 million. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the loan and security agreement, the Company must pay back any invoices that become uncollectable. As of September 30, 2025 and December 31, 2024, the Company’s collateralized and uncollateralized asset-based loan balance was $9,124,612 and $6,902,636, respectively. For the nine months ended September 30, 2025 and 2024, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $1,225,344 and $252,734, respectively. As of January 31, 2025 the Company’s revolving line of credit was increased from $7 million to $10.5 million with same interest rates noted above for collateralized and uncollateralized loan interest rates. The Company used the increase in its revolving line of credit to pay off the approximately $3.2 million note payable and accrued interest and fees with Decathlon.

Note 9. Contract assets and liabilities

As of September 30, 2025 and December 31, 2024, contract assets and contract liabilities consisted of the following:

Contract assets	September 30,	December 31,
	2025	2024

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset) that are subject to restrictions on invoicing, excluding retainage	$684,749	$1,331,194
Retainage included in contract assets due to being conditional on something other than solely passage of time	-	16,192
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	448,717	46,953
Total contract assets	$1,133,466	$1,394,339

Contract liabilities	September 30,	December 31,
	2025	2024

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$-	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	$-	$16,192
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – related party	267,380	46,953
Total contract liabilities	$267,380	$63,145

Note 10. Leases

Operating lease

We have a new lease contract entered June 1, 2025 which includes both our office facility and warehouse space that expires May 31, 2028. The monthly “Base Rent” is $12,232 and $13,150. The Base Rent is increased by 3.0% each year.

We had a lease contract entered June 1, 2024 which includes both our office facility and warehouse space that expired May 31, 2025. The monthly “Base Rent” was $11,876 and $12,767.

We recognized total lease expense, primarily related to our operating leases, on a straight-line basis in accordance with ASC 842.

As of September 30, 2025 and December 31, 2024, the Company recorded a refundable security deposit of $10,000 for its warehouse space and is included in other assets on the balance sheet.

The operating lease expense were as follows:

	Nine months ended September 30,
	2025	2024
Lease cost
Operating lease cost	$309,393	$288,646

Supplemental balance sheet information related to operating leases was as follows:

	September 30,	December 31,
	2025	2024
Operating lease right-of-use assets at inception	$856,787	$284,861
Accumulated amortization	(87,272)	(163,316)
Total operating lease right-of-use assets	$769,515	$121,545

Operating lease liabilities - current	$266,879	$121,544
Operating lease liabilities - non-current	505,718	-
Total operating lease liabilities	$772,597	$121,544

Right-of-use assets obtained in exchange for new operating lease liability	856,787	-

Weighted-average remaining lease term — operating leases (year)	2.67	0.41
Weighted-average discount rate — operating leases	6.50%	8.25%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year as of September 30, 2025, were as follows:

Total
Year Ended December 31,
2025 - Remaining 3 months	$76,147
2026	309,920
2027	319,218
2028	134,641
Thereafter	-
839,926
Less: Imputed interest	(67,329)
Operating lease liabilities	$772,597

Sublease

On August 1, 2021, the Company entered into a sublease agreement with its related party and a principal shareholder (“Sublandlord”), whereby the Company subleases certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The sublease agreement is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the nine months ended September 30, 2025 and 2024, the Company recorded $61,816 and $58,780 directly related to this short-term month to month lease to lease expense.

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

During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense of $69,945 and $968,864, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures and made payments of $0 and $150,000, respectively. During the nine months ended September 30, 2025, the Company also recorded $33,528 in legal and late fees associated with the January 31, 2025 payoff of the note payable. As of December 31, 2024, the Company recorded principal amount, accrued interest and legal and late fees of $3,059,767 on the balance sheet. On January 31, 2025 the Company fully paid off principal amount, accrued interest and interest expense and legal and late fees of $3,163,239.

Note 12. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $1,386,696 and $409,523 for the nine months ended September 30, 2025 and 2024 and accounts receivable of $1,402,774 and $641,376 and contract asset of $448,717 and $46,953 and contract liability of $267,380 and $46,953 as of September 30, 2025 and December 31, 2024, respectively, from contracts entered into by Craig Technical Consulting, Inc, a principal stockholder, and subcontracted to the Company for four customers.

Accounts Payable

As of September 30, 2025 and December 31, 2024, the Company owed $869,789 and $673,743 to related parties of which $527,476 in both periods relates to advances from Craig Technical Consulting, Inc. which are unsecured, due on demand and non-bearing-interest.

As of September 30, 2025 and December 31, 2024, the Company recorded accounts payable of $62,500 and $80,000, respectively, related to Q2 2025 and Q4 2024 Board of Director compensation payments.

Cost of Revenue

For the nine months ended September 30, 2025 and 2024, the Company recorded cost of revenue to Craig Technical Consulting, Inc. of $653,586  and $271,512, respectively.

Professional Service Agreements

A professional services agreement, effective November 15, 2021, was made, between the Company and Craig Technical Consulting, Inc. The period of performance for this agreement was December 1, 2021, through November 30, 2022. The agreement was amended, and the term of agreement was extended to September 30, 2025.

During the nine months ended September 30, 2025 and 2024, the Company recorded professional services of $49,119  and $125,178, respectively.

Sublease

On August 1, 2021, the Company entered into a sublease agreement with its related party and a principal shareholder (“Sublandlord”), whereby the Company subleases certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The sublease agreement is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the nine months ended September 30, 2025 and 2024, the Company recorded $61,816 and $58,780 directly related to this short-term month to month lease to lease expenses.

Note 13. Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given constellation, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the nine months ended September 30, 2025 and 2024, the Company recorded payments of $135,000 and $90,000 in Other General and Administrative expenses. These are eliminated upon consolidation.

Note 14. Stockholders’ Equity

Authorized Capital Stock

The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001.

The Company has authorized 210,000,000 shares of common stock with a par value of $0.0001, consisting of 200,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. The Class B common stock is entitled to ten votes and is convertible at any time into one share of Class A common stock.

Class A Common Stock

The Company had 35,147,483 and 15,956,816 shares of Class A common stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

July 2025 Public Offering

On July 29, 2025, the Company completed an underwritten public offering of 7,143,000 shares of Class A common stock at a public offering price of $1.05 per share, for approximately $6.7 million of net proceeds.

September 2025 Public Offering

On September 14, 2025, the Company completed an underwritten public offering of 9,800,000 shares of Class A common stock at a public offering price of $1.00 per share, for approximately $8.8 million of net proceeds.

In addition, during the nine months ended September 30, 2025, the Company issued 2,247,667 shares of Class A common stock as follows;

●	1,162,802 shares for exercise of pre-funded warrants and 1,068,332 shares for exercise of warrants, for which the Company received $2,381,247
●	16,533 shares to prior CFO and a Board member valued at $40,115

Class B Common Sock

The Company had 100,000 shares of Class B common stock issued and outstanding as of September 30, 2025 and December 31, 2024.

Warrants

True up warrant

The Company adjusted the number of warrants and their exercise price granted in October 2023 due to offerings in third quarter of 2025. 6,571 warrants were granted, and the new exercise price was adjusted to $1.00. The Company recognized the value of warrants of approximately $8,000 as direct incremental costs of the offering and recorded as a reduction of additional paid in capital.

July 2025 offering

The Company issued a total of 357,150 underwriter warrants exercisable after the July 29, 2025 date of the offering agreement, for a period of five years at an exercise price per share of $1.31 in connection with the common stock sold. The Company recognized the value of 357,150 underwriter warrants of approximately $698,000 as direct incremental costs of the offering and recorded as a reduction of additional paid in capital.

September 2025 offering

The Company issued a total of 490,000 underwriter warrants exercisable after the September 16, 2025 date of the offering agreement, for a period of five years at an exercise price per share of $1.25 in connection with the common stock sold. The Company recognized the value of 490,000 underwriter warrants of approximately $620,000 as direct incremental costs of the offering and recorded as a reduction of additional paid in capital.

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

Nine months ended
September 30, 2025
Expected term	3.08 - 5.00 years
Expected average volatility	166 - 178%
Expected dividend yield	-
Risk-free interest rate	3.52 - 3.95

A summary of activity of the warrants during the nine months ended September 30, 2025 as follows:

	Number of	Weighted average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2024	5,402,306	$2.50	5.35
Granted - true up	6,571	1.00	3.08
Granted	357,150	1.31	5.00
Granted	490,000	1.25	5.00
Exercised *	(1,162,802)	2.25	-
Exercised	(1,068,332)	2.25	-
Outstanding, September 30, 2025	4,024,893	$2.38	4.59

Exercisable, September 30, 2025	4,024,893	$2.38	4.59

*	Prefunded warrants issued in December 2024

The intrinsic value of the warrants as of September 30, 2025 is $1,051.

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
September 30, 2025
Expected term	3.50 years
Expected average volatility	189%
Expected dividend yield	-
Risk-free interest rate	4.27%

During the nine months ended September 30, 2025, the 265,000 options that were granted were valued at $609,330. During the nine months ended September 30, 2025 and 2024, the Company recognized stock option expense of $310,812 and $130,390, respectively, and as of September 30, 2025, $753,001 remains unamortized and is expected to be recognized ratably over the remaining vesting period through February 1, 2028. The intrinsic value of the 329,752 options outstanding as of September 30, 2025, is $0.

A summary of activity of the stock options during the nine months ended September 30, 2025, is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2024	64,752	$11.67	3.82
Granted	265,000	2.57	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2025	329,752	$4.36	4.09

Exercisable options, September 30, 2025	44,976	$9.77	3.15

Restricted Stock Unit (RSU)

On February 1, 2025, the Company granted 265,000 RSUs to employees of the Company, valued at $620,689. RSUs entitle the holder to receive a specified number of shares of the Company’s common stock and RSU issued vest 100% of shares subject to the RSU on the third anniversary date, on February 1, 2028. The $620,689 related to unvested RSU’s is expected to be recognized ratable over the service period of three years. During the nine months ended September 30, 2025, the Company recognized stock compensation expense of $146,048 related to unvested RSUs. Stock compensation expense is expected to be recognized ratably over the remaining service period of 2.34 years. These RSUs are not included in shares outstanding.

On August 1, 2025, the Company granted 50,567 RSUs to board members. The RSUs will be fully vested by July 1, 2026. On August 1, 2025, the Company granted 10,000 RSUs to an employee of the Company. The RSUs are expected to be recognized ratable over the service period of three years.

Stock Award

During the nine months ended September 30, 2025, the Company recorded stock compensation expense of $128,333 for 50,327 vested shares as part of an annual total stock award to be issued of 66,667 shares of Class A Common Stock to board members.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

Three months ended September 30, 2025 and 2024

	Three Months Ended
	September 30,
	2025	2024	Change	%
Revenue	$1,298,058	$1,868,958	$(570,900)	(31)%
Cost of revenue	2,597,023	1,830,787	766,236	42%
Gross Profit (Loss)	(1,298,965)	38,171	(1,337,136)	(3,503)%
Gross Profit (Loss) Percentage	(100)%	2%	(102)%	(5,000)%

Operating expense	4,332,441	3,210,069	1,122,372	35%
Other income (expense)	(402,193)	(730,691)	328,498	(45)%
Net loss	$(6,033,599)	$(3,902,589)	$(2,131,010)	55%

	Three Months Ended
	September 30,
	2025	2024	Change	%
Operating expenses
Payroll expenses	$2,243,403	$1,715,840	$527,563	31%
Sales and marketing expenses	40,801	39,138	1,663	4%
Lease expense	108,160	100,717	7,443	7%
Professional fees	155,147	130,299	24,848	19%
General and administrative expense	1,784,930	1,224,075	560,855	46%
Total	$4,332,441	$3,210,069	$1,122,372	35%

Nine months ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,
	2025	2024	Change	%
Revenue	$2,797,575	$3,846,683	$(1,049,108)	(27)%
Cost of revenue	6,752,160	4,565,549	2,186,611	48%
Gross Loss	(3,954,585)	(718,866)	(3,235,719)	450%
Gross Profit Percentage	(141)%	(19)%	(123)%	656%

Operating expense	13,040,152	9,912,466	3,127,686	32%
Other expense	(1,078,559)	(1,217,841)	139,282	(11)%
Net loss	$(18,073,296)	$(11,849,173)	$(6,224,123)	53%

	Nine Months Ended
	September 30,
	2025	2024	Change	%
Operating expenses
Payroll expenses	$7,251,356	$4,826,164	$2,425,192	50%
Sales and marketing expenses	154,352	145,049	9,303	6%
Lease expense	312,947	290,928	22,019	8%
Professional fees	530,311	784,175	(253,864)	(32)%
General and administrative expense	4,791,186	3,866,150	925,036	24%
Total	$13,040,152	$9,912,466	$3,127,686	32%

Note 16. Concentration

As of September 30, 2025 and December 31, 2024, and for nine months ended September 30, 2025 and 2024, customer concentrations (more than 10%) were as follows:

	Percentage of Revenue		Percentage of
	For the nine months ended		Accounts Receivable
	September 30,		September 30,	December 31,
	2025	2024	2025	2024
Bechtel	40%	40%	20%	13%
Craig Technologies	47%	8%	62%	44%
Xiomas Technologies	2%	2%	-	1%
TNO	-	18%	-	34%
Total (as a group)	89%	68%	82%	92%

Note 17. Subsequent Events

Management evaluated all events subsequent to the balance sheet date and through the date the financial statements were available to be issued and determined there have been no events that have occurred that would require adjustment to our disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements and Industry Data

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	our ability to compete in the global space industry;

●	our ability to obtain and maintain intellectual property protection for our current products and services;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against these claims;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing products or services that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel; and

●	the potential for us to incur substantial costs resulting from lawsuits against us and the potential for these lawsuits to cause us to limit our commercialization of our products and services.

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

Overview of Operations

Founded in 2012, we are an innovative, space mission enabler providing flexible, cost-effective solutions to government, defense, intelligence and commercial companies around the globe. Our products and services include satellite manufacturing and technology integration, AI-driven space-based data solutions, mission planning and management operations, AI/ML products and services, and space and defense hardware manufacturing. With our mission of Space Access Reimagined®, we are committed to rapid innovation, adaptable and cost-effective solutions, and the optimization of space system and data collection performance.

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

●	Orlaithtm AI Ecosystem which includes FeatherEdgetm hardware, a compact data processing unit tailored for AI applications in orbit, and Cielotm, AI solutions from space, for delivering insights from diverse sensor sets
●	FeatherEdge™ is a compact data processing unit tailored for AI applications in orbit. Its small size and low power design enable compatibility with diverse satellite platforms or as a standalone product. In addition to satellites, it can be integrated in the most remote and challenging environments such as drones, ships, aircraft, and high altitude balloons to provide high-performance computing and communications at the edge
●	Reusable flight software
●	Flight computer simulator software
●	Lab-based integration and test-bed platform
●	VPX System including OBC/GPU
●	Printed Circuit Board for GPS, radio, microcontrollers

Key Achievements to date

●	Successfully launched LizzieSat®-1 in March 2024 and LizzieSat®-2 in December 2024, establishing our micro-constellation for delivering near real-time solutions for our customers’ mission critical needs. In Q1 2025, we completed the build and launch of our third commercial satellite, LizzieSat®-3, equipped with both Sidus and customer-hosted technologies
●	Signed an extended and amended preliminary contract valued at $120M for the previously executed contract to exclusively design and build the first-generation lunar fleet of Data Storage Spacecraft for Lonestar Data Holdings, a provider of premium data storage and Resiliency-as-a-Service (RAAS), which reinforces the adaptability of the LizzieSat® platform
●	Established a fully operational mission control center to manage satellite operations, orchestrate collection management tasks and satisfy data distribution requests for our own constellations and others utilizing Neuraspace to provide space traffic management and LEOP (Launch and Early Operations) support services, enhancing Sidus’ constellation operation capabilities
●	Received approval by the U.S. Federal Communications Commission (FCC) for operation of a micro constellation of remote sensing, multi-mission satellites in Low Earth Orbit (LEO) as well as FCC Approval for Space-to-Space Data Relay Capability for LizzieSat®
●	Awarded second contract to integrate HEO Holmes Imager aboard LizzieSat®-3
●	Awarded contract with Xiomas Technologies to supply FeatherEdge™ computing system for fire detection via high-altitude infrared imaging
●	Awarded $2 million contract from Craig Technologies to manufacture two fleet interactive display equipment (FIDE) pre-production unit main panels for U.S. Navy Propulsion systems
●	Awarded subcontract on the $30M Intuitive Machines-led Moon RACER team for the NASA Lunar Terrain Vehicle Services (LTVS) contract in support of the Agency’s Artemis Campaign and begun work

●	Expanded capabilities related to Lunar missions following award of the NASA Lunar Terrain Vehicle Services Contract as a member of the Intuitive Machines-led Moon Reusable Autonomous Crewed Exploration Rover team
●	Announced strategic partnerships with international partners in support of the Sidus International Space Center, to include German satellite manufacturing startup Reflex Aerospace, Japanese space-tech company Warpspace specializing in next-generation optical communication technologies and NamaSys Bahrain, a multi discipline Technology & Electronic Security Consultancy supporting Saudi Arabia space initiatives
●	Awarded follow on contract for additional support to NAA Stennis Space Center for Autonomous Satellite Technology for Resilient Application (ASTRA) historic in-space payload mission with NASA Stennis Space Center and secured follow-on contract for additional ASTRA support
●	Demonstrated Sidus Orlaithtm on-orbit capability with an AI enhanced, thermal sensing firefighting software solution, showcasing the ability to process large sets of raw data in space and deliver only relevant information to end users. This achievement established flight heritage, which is the history of successful operation of a particular component, subsystem, or system in a space environment, for our Sidus Orlaithtm AI Ecosystem edge computing hardware and software solutions
●	Incorporated space-to-space data relay module, enabling rapid, direct-to-user data transfer for time-sensitive missions into LizzieSat®-3 communication system
●	Completed the critical design review for LizzieSat® NL, a laser communication satellite contracted by The Netherlands Organization
●	Demonstrated manufacturing excellence by producing and delivering thousands of unique parts to 14 customers across commercial, government and defense sectors, reinforcing Sidus’ role as a trusted provider of mission-critical hardware
●	Strengthened intellectual property portfolio with the approval of new patents and the publication of a patent application protecting enhanced functionality of the LizzieSat® Modular Satellite Platform System
●	Developed and achieved flight heritage for the Sidus low voltage differential signaling (LVDS) switch card, which extends the capabilities of the payload processor, enabling communication with multiple optical sensors through high speed LVDS data connections
●	Extended partnership as protégé with L3Harris under Department of Defense Mentor-Protégé Program
●	Continue to leverage our multi-year, multi-launch agreement with Space-X thereby offering customers by extension a reliable, cost-effective launch service with a steady cadence of launches.
●	Signed a Memorandum of Understanding (MOU) with Reflex Aerospace to form a U.S.-based Joint Venture focused on delivering flexible, cost-effective, and high-performance solutions to meet diverse customer needs while strengthening their presence in global markets
●	Unveiled near real-time vessel detection and classification capability, enabled by our hybrid 3D printed LizzieSat® satellite platform. This involves processing data directly onboard LizzieSat® through the Sidus Orlaith™ AI Ecosystem which includes FeatherEdge™ edge computing hardware, the OrbitfyEdge software from Little Place Labs
●	Received a Notice of Allowance of U.S. Patent Application Serial No. 17/828,233, titled System for a Modular Satellite Testing Platform. This patent application is directed to the structural elements of the LizzieSat® Satellite
●	Signed a Memorandum of Understanding (MOU) with Saturn Satellite Networks, Inc., to outline a strategic collaboration to support the development and deployment of Saturn’s SBN-X platform — a new low-cost, high-performance GEO satellite solution
●	Achieved successful on-orbit operation of FeatherEdge™ Gen-2 aboard LizzieSat®-3
●	Launched Fortis™ VPX, a ruggedized, modular, SOSA™ aligned computing system engineered for high-reliability command and data handling (C&DH), advanced artificial intelligence/machine learning (AI/ML) processing, and precision navigation in extreme environments
●	Established partnership with VORAGO Technologies to validate and integrate next-generation radiation-hardened microcontroller (MCU) technology through VORAGO’s Alpha Customer Program
●	Unveiled LunarLizzie™: A next-generation 800kg-class lunar platform designed with proven edge AI for near real-time intelligence
●	Achieved successful on-orbit operation of our Automatic Identification System (AIS) sensor onboard LizzieSat®-3
●	Awarded a five-year Indefinite Delivery/Indefinite Quantity (IDIQ) contract under the Tobyhanna Army Depot (TYAD) Industrial Multiple Award Task Order Contract (MATOC) program

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

Comparison of quarter ended September 30, 2025, to quarter ended September 30, 2024

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	September 30,
	2025	2024	Change	%
Revenue	$1,298,058	$1,868,958	$(570,900)	(31)%
Cost of revenue	2,597,023	1,830,787	766,236	42%
Gross Profit (Loss)	(1,298,965)	38,171	(1,337,136)	(3503)%
Gross Profit (Loss) Percentage	(100)%	2%

Selling, General & Administrative Expense	4,332,441	3,210,069	1,122,372	35%
Other income (expense)	(402,193)	(730,691)	328,498	(45)%
Net loss	$(6,033,599)	$(3,902,589)	$(2,131,010)	55%

Revenue

Total revenue for the three months ended September 30, 2025 decreased $570,900 compared to the three months ended September 30, 2024. Non-related party revenue decreased by approximately 68% for the three months ended September 30, 2025, to approximately $559,000 as compared to approximately $1.8 million for the three months ended September 30, 2024. This was primarily driven by the timing of fixed price milestone contracts revenue. Related party revenue increased 562% to approximately $739,000 for the three months ended September 30, 2025 versus approximately $112,000 for the three months ended September 30, 2024. This was influenced by the timing of fixed-price milestone contracts.

Cost of Revenue

Cost of revenue increased 42% for the three months ended September 30, 2025 to approximately $2.6 million as compared to approximately $1.8 million for the three months ended September 30, 2024 and included approximately $654,000 related party cost of sales as of September 30, 2025 and approximately $58,000 as of September 30, 2024. The overall increase in cost of revenue was primarily driven by a mix of contracts of varying types, satellite and related software depreciation expense increase of approximately $500,000 versus 2024, and approximately $250,000 increased direct labor costs due to the contracts processed in the quarter were more labor intensive.

Gross Profit (Loss)

The 3503% decrease in our gross profit for the three months ended September 30, 2025 to a loss of approximately $1.3 million as compared to a profit of approximately $38,000 for the three months ended September 30, 2024, was driven primarily by higher satellite and related depreciation costs, our mix of varying types of contracts with higher labor expenses and a decrease in our higher margin business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $1.1 million when compared with the same period in 2024. This was primarily due to the following:

●	An increase of approximately $505,000 in general and administrative labor costs and benefits to $2.2 million compared to $1.7 million in 2024. This increase was primarily driven by approximately $658,000 related to increased headcount to support the needs of the business partially offset by a reduction of $130,000 based on company performance related to expense accruals associated with equity-based compensation and bonus plans implemented in Q1 2025 and $23,000 lower employee severance costs.

●	An increase of approximately $293,000 fundraising related expenses versus none in 2024 due to timing of capital raises each year.
●	An increase of approximately $80,000 rebooking expense related to timing of satellite launches to approximately $89,000 compared to approximately $9,000 in 2024.

39

●

An increase of approximately $77,000 in mission operations related expenses to $335,000 compared to $258,000 in 2024 related to ground support required for tracking and communicating with our multiple satellites in orbit.

●	An increase of approximately $61,000 in consulting outside services expense to $287,000 compared to $226,000 in 2024 due to business development and sales consulting services as well as temporary office and operations related labor.

●	An increase of approximately $22,000 depreciation expense to approximately $95,000 compared to approximately $72,000 in 2024.

These increases were partially offset by the following decreases:

●	A decrease of approximately $20,000 in insurance expense to approximately $161,000 compared to approximately $182,000 in 2024 primarily related to a reduction in our D&O insurance rates

●	A decrease of $21,000 in business taxes primarily due to timing of an increase in 2024 franchise taxes.

Total other income (expenses)

Other income and (expenses) showed a decrease of $328,498 to $402,193 compared to $730,691 in 2024 primarily due to a decrease in interest expense related to the Note Payable which was paid off in January 2025, and an increase in interest income. This was partially offset by an increase in interest expense related our asset-based loan.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

	Nine Months Ended
	September 30,
	2025	2024	Change	%
Revenue	$2,797,575	$3,846,683	$(1,049,108)	(27)%
Cost of revenue	6,752,160	4,565,549	2,186,611	48%
Gross Profit (Loss)	(3,954,585)	(718,866)	(3,235,719)	450%
Gross Profit Percentage	(141)%	(19)%

Selling, General & Administrative Expense	13,040,152	9,912,466	3,127,686	32%
Other expense	(1,078,559)	(1,217,841)	139,282	(11)%
Net loss	$(18,073,296)	$(11,849,173)	$(6,224,123)	53%

Revenue

Total revenue for the nine months ended September 30, 2025 decreased approximately $1.0 million compared to the nine months ended September 30, 2024. Non-related party revenue decreased by approximately 59% for the nine months ended September 30, 2025, to approximately $1.4 million as compared to approximately $3.4 million for the nine months ended September 30, 2024. This was primarily driven by the timing of fixed price milestone contracts revenue. Related party revenue increased 239% to approximately $1.4 million for the nine months ended September 30, 2025 versus approximately $410,000 for the nine months ended September 30, 2024. This was influenced by the timing of fixed-price milestone contracts and an increased number of contracts our related party entered into with its customers, requiring increased outsourcing of its work to us.

Cost of Revenue

Cost of revenue increased 48% for the nine months ended September 30, 2025 to approximately $6.8 million as compared to approximately $4.6 million for the nine months ended September 30, 2024 and included approximately $1.1 million related party cost of sales as of September 30, 2025 and approximately $272,000 as of September 30, 2024. The overall increase in cost of revenue was primarily driven by a mix of contracts of varying types, satellite and related software depreciation expense increase of approximately $1.6 million versus 2024 and higher labor costs associated with more labor-intensive contracts processed in 2025.related to the manufacturing side of our business.

Gross Profit (Loss)

The 450% decrease in our gross profit for the nine months ended September 30, 2025 to a loss of approximately $3.9 million as compared to a loss of approximately $719,000 for the nine months ended September 30, 2024, was driven primarily by higher satellite and related depreciation costs, our mix of varying types of contracts with higher labor expenses and a decrease in our higher margin business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $3.1 million when compared with the same period in 2024. This was primarily due to the following:

●

An increase of approximately $2.6 million in general and administrative labor costs and benefits to $7.5 million compared to $4.8 million in 2024. This increase was primarily driven by approximately $1.8 million related to increased headcount to support the needs of the business, $652,000 related to expense accruals associated with equity-based compensation and bonus plans implemented in Q1 2025 and $203,000 related to employee severance costs.

●	An increase of approximately $347,000 in mission operations related expenses to $952,000 compared to $604,000 in 2024 related to ground support required for tracking and communicating with our multiple satellites in orbit.

●	An increase of approximately $177,000 in consulting and outside services expense due to business development and sales consulting services as well as temporary office and operations related labor.
●	An increase of approximately $151,000 in fees related to rebooking and payment timing with our launch provider and fees related to the January 2025 payoff of our note payable. Total fees were $188,000 compared to $36,000 in 2024.

●	An increase of approximately $129,000 in depreciation expense to approximately $292,000 compared to approximately $163,000 in 2024.

These increases were partially offset by the following decreases:

●	A decrease of approximately $252,000 in professional and outside consulting services to $527,000 compared to $778,000 in 2024 primarily related to lower outside accounting related expenses.

●	A decrease of $138,000 in insurance expense primarily related to a decrease in our D&O insurance rates.

●	A decrease of approximately $113,000 in fundraising related expense to $298,000 in 2025 due to timing of capital raises.

Total other income (expenses)

Other income and (expenses) showed a net decrease of $139,282 to $1,078,559 compared to $1,217,841 in 2024 primarily due to a decrease in interest expense related to the Note Payable which was paid off in January 2025 and an increase in interest income. This was partially offset by increase in interest expense related to our asset-based loan.

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

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024	Change	%
Net Income / (Loss)	$(6,033,599)	$(3,902,589)	$(2,131,010)	55%
Interest Income/Expense (i)	402,552	733,714	(331,162)	(45)%
Depreciation and Amortization (ii)	1,157,840	636,416	521,424	82%
Fundraising expense (iii)	307,950	-	307,950	N/A
Severance Costs	-	3,192	(3,192)	N/A
Equity based compensation (iv)	188,615	76,013	112,602	148%
Total Non-GAAP Adjustments	2,056,957	1,449,335	607,622	42%
Adjusted EBITDA	(3,976,642)	(2,453,254)	(1,523,388)	(62)%

(i)	Sidus Space incurred decreased interest income/expense due to decreased interest expense from a short-term note payable due in Q4 2024 and increased interest income, partially offset by increased interest expense related to an asset based loan.
(ii)	Sidus Space incurred increased depreciation expense in 2025 with the launch and deployment of satellite fixed assets and related satellite software, as well as new ERP software capitalization.
(iii)	Sidus Space incurred internal Fundraising expense related to multiple 2025 capital raises
(iv)	Sidus Space incurred increased equity based compensation expense due to incentive programs implemented by the Board in 2025.

	Nine Months Ended
	September 30,
	2025	2024	Change	%
Net Income / (Loss)	$(18,073,296)	$(11,849,173)	$(6,224,123)	52%
Interest Income/Expense (i)	1,078,918	1,234,789	(155,871)	(12)%
Depreciation and Amortization (ii)	3,224,809	1,494,448	1,730,361	116%
Fundraising expense (iii)	323,270	560,322	(237,052)	(42)%
Severance Costs	213,743	10,701	203,042	1897%
Equity based compensation (iv)	625,305	236,040	389,265	165%
Total Non-GAAP Adjustments	5,466,044	3,536,300	1,929,744	55%
Adjusted EBITDA	(12,607,252)	(8,312,873)	(4,294,379)	51%

(i)	Sidus Space incurred decreased interest income/expense due to lower interest expense from a short-term note payable due in Q4 2024 and increased interest income, partially offset by increased interest expense related to an asset based loan.
(ii)	Sidus Space incurred increased depreciation expense in 2025 with the launch and deployment of satellite fixed assets and related satellite software, as well as new ERP software capitalization.
(iii)	Sidus Space incurred lower internal Fundraising expense related to timing of capital raises in 2025 versus 2024.
(iv)	Sidus Space incurred increased equity based compensation expense due to incentive programs implemented by the Board in 2025.

Liquidity and Capital Resources

The following table provides selected financial data about us as of September 30, 2025, and December 31, 2024.

	September 30,	December 31,
	2025	2024	Change	%
Current assets	$21,133,582	$22,252,552	$(1,118,970)	(5)%
Current liabilities	$15,363,768	$14,209,502	$1,154,266	8%
Working capital (deficiency)	$5,769,814	$8,043,050	$(2,273,236)	(28)%

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. We had insufficient operating revenues, so we are currently dependent on debt financing and sale of equity to fund operations.

We had an accumulated deficit of approximately $78.4 million and working capital of approximately $5.8 million as of September 30, 2025 compared to accumulated deficit of approximately $60.3 million and working capital of approximately $8.0 million as of December 31, 2024. As of September 30, 2025, we had approximately $12.7 million of cash as compared to approximately $15.7 million as of December 31, 2024.

As of September 30, 2025 working capital is primarily due to funds raised in our September capital raise partially offset by the build out of our LizzieSat satellites in anticipation of additional upcoming launches. As of December 31, 2024, our working capital was primarily due to funds raised in our capital raises completed Q4 2024.

Current assets decreased by approximately $1.1 million to approximately $21.1 million as of September 30, 2025 from approximately $22.2 million as of December 31, 2024. The decrease is primarily attributable to a decrease in cash partially offset by an increase in related party accounts receivable and an increase in prepayments primarily related to satellite components.

Current liabilities are $1.1 million higher at $15.4 million as of September 30, 2025 versus $14.2 million December 31, 2024 primarily related to an increase in our Asset-based loan liability.

Cash Flow

	Nine Months Ended
	September 30,
	2025	2024	Change	%
Cash used in operating activities	$(14,065,111)	$(10,288,228)	$(3,776,883)	37%
Cash used in investing activities	$(5,789,805)	$(5,102,661)	$(687,144)	13%
Cash provided by financing activities	$16,885,424	$15,406,183	$1,479,241	10%
Cash on hand	$12,734,087	$1,231,401	$11,502,686	934%

Nine Months ended September 30, 2025 and 2024

Cash Flow from Operating Activities

For the nine months ended September 30, 2025, net cash flows used in operating activities was approximately $14.1 million compared to approximately $10.3 million during the nine months ended September 30, 2024.

Cash flows used in operating activities for the nine months ended September 30, 2025 of approximately $14.1 million is comprised of a net loss of approximately $18.1 million, which was reduced by non-cash expenses of approximately $625,000 for stock-based compensation, approximately $3.2 million for depreciation, and a decrease in working capital of approximately $158,000.

Cash flows used in operating activities for the nine months ended September 30, 2024 of approximately $10.3 million is comprised of a net loss of approximately $11.8 million, which was reduced by non-cash expenses of $236,040 for stock-based compensation and approximately $1.5 million for depreciation, and an increase in working capital of approximately $170,000.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025 and 2024, we invested approximately $5.8 million and $5.1 million respectively in property and equipment primarily related to purchasing satellite related components and software.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, net cash provided in financing activities of $16.9 million included proceeds from multiple capital raises of approximately $15.5 million, proceeds from the exercise of warrants from our December 2024 capital raise of approximately $2.4 million and net proceeds of approximately $2.1 million from an asset-based loan and repayment of a note payable approximately $3.1 million.

During the nine months ended September 30, 2024, net cash provided in financing activities of approximately $15.4 million included multiple capital raises of approximately $13.7 million net proceeds from an asset-based loan of approximately $1.8 million and repayment of a note payable of $150,000.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description
1.1	Placement Agency Agreement dated July 27, 2025 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on July 28, 2025)

4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDUS SPACE, INC.

Date: November 14, 2025	By:	/s/ Carol Craig
Carol Craig
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Adarsh Parekh
Adarsh Parekh
Chief Financial Officer
(Principal Financial and Accounting Officer)

