Form 10-K
period 2025-12-31
Sidus Space Inc.
filed 2026-04-01
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $1.73 per share, which was the last sale price of the Class A common stock as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $31,493,756.

Number of Class A common shares and Class B common shares outstanding as of March 31, 2026 was 66,419,852 and 100,000, respectively.

Documents Incorporated by Reference:

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues, and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	our ability to compete in the global space industry;

●	our ability to obtain and maintain intellectual property protection for our current products and services;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we have infringed, misappropriated, or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against these claims;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing products or services that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from lawsuits against us and the potential for these lawsuits to cause us to limit our commercialization of our products and services;

All our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes, or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

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

All trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner. Solely for convenience, trademarks, tradenames and service marks referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and trade names.

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

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

●	The success of our business will be highly dependent on our ability to effectively market and sell our commercial satellite manufacturing, launch, and data services for LEO, GEO, cislunar, and lunar missions, along with our proprietary hardware offerings, including edge computing systems, VPX computing platforms, and broader space and defense manufacturing services.

●	Any setbacks we may experience during commercial satellite launches and other demonstration and commercial missions could have a material adverse effect on our business, financial condition and results of operation, and could harm our reputation.

●	The market for our products and services, including commercial satellite manufacturing, launch and data services, AI edge computing hardware, and space and defense manufacturing, are competitive and rapidly evolving and may not achieve the growth potential we expect or may grow more slowly than expected.

●	Our ability to grow our business depends on the successful development of our satellites and related technology, which is subject to many uncertainties, some of which are beyond our control.

●	We routinely conduct hazardous operations in testing our satellite subsystems, which could result in damage to property or persons. Unsatisfactory performance or failure of our satellites and related technology at launch or during operation could have a material adverse effect on our business, financial condition and results of operation.

●	We may experience a total loss of our technology and products and our customers’ payloads if there is an accident on launch or during the journey into space, and any insurance we have may not be adequate to cover our loss.

●	Any delays in the development and manufacture of satellites and related technology may adversely impact our business, financial condition and results of operations.

●	Our customized hardware and software may be difficult and expensive to service, upgrade or replace.

●	Our satellites may collide with space debris or another spacecraft, which could adversely affect our operations.

●	If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, or if we are unable to manufacture our products at a quantity and quality that our customers demand, our ability to grow our business may suffer.

●	If we are unable to maintain relationships with our existing launch partners or enter into relationships with new launch partners, we may be unable to reach our targeted annual launch rate, which could have an adverse effect on our ability to grow our business.

●	Our revenue is derived from multiple business lines including satellite services, space and defense hardware manufacturing, and proprietary computing products such as FeatherEdge™ and Fortis™ VPX, the failure of any one of these lines to perform as expected could have a material adverse effect on our business, financial condition and results of operations.

●	Our business is subject to a wide variety of extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” “Sidus,” or “Sidus Space” refer to Sidus Space, Inc., individually, or as the context requires, collectively with its subsidiary.

ITEM 1. BUSINESS

Company Overview

Sidus Space® is an innovative space and defense technology company with core capabilities that include dual use satellite manufacturing & technology integration, AI products and services, space and defense hardware components and space-based data solutions. With deep heritage in flight-proven technologies, Sidus’ portfolio spans Low Earth Orbit (LEO), Geostationary Orbit (GEO) and Lunar satellites, all-domain avionics and Guidance, Navigation and Control (GN&C) systems, Radio Frequency (RF) payloads, high-performance computing, multi-disciplinary engineering services and artificial intelligence (AI) technologies.

Our success is built on more than a decade of experience delivering flight-proven systems, platforms, devices, and hardware for customers such as NASA, the Department of Defense (DoD), SpaceX, and Blue Origin. We are strategically headquartered on Florida’s Space Coast, which provides easy access to nearby launch facilities, and we operate a 35,000-square-foot manufacturing, assembly, integration, and testing facility which reduces production time. We have an experienced team with expertise in multi-disciplinary engineering, mission-critical hardware manufacturing, satellite design, production, launch planning, mission operations, and in-orbit support.

Corporate History:

Sidus Space was formed out of Craig Technologies Aerospace Solutions (CTAS), which originated as the dedicated manufacturing and engineering division of Craig Technologies, a company founded in 1999. CTAS itself was formally established in 2012 to expand Craig Technologies’ growing aerospace and defense manufacturing operations, supporting NASA, defense agencies, and commercial space companies with precision-machined hardware, avionics assemblies, ISS flight components, and mission-critical engineering services.

Sidus Space represents the strategic evolution of this heritage, transforming from a manufacturing-focused organization into a fully integrated space and defense technology company in 2021, encompassing satellite design and production, advanced AI-enabled computing, mission operations, and space-based data solutions. With our mission of Space Access Reimagined®, we are committed to rapid innovation, adaptable and cost-effective solutions, and the optimization of space system and data collection performance.

Business Model:

Sidus Space’s business model supports multiple customer engagement pathways across the space mission lifecycle. The Company generates revenue through a combination of:

●	Satellite platform sales and customization
●	Payload hosting and mission services
●	Engineering and systems integration services
●	Space and defense hardware manufacturing
●	Sales of proprietary computing products
●	Emerging subscription-based access to space-derived data and analytics

Customer contracts may be fixed-price or milestone-based and vary in scope, duration, and technical complexity depending on mission requirements, funding structures, and regulatory approvals. As a result, the timing and amount of revenue recognized may fluctuate between reporting periods.

Products and Services:

Sidus delivers an integrated portfolio of satellite platforms, AI-enabled computing systems, precision manufacturing capabilities, mission operations services, and regulatory support that collectively enable end-to-end space and defense solutions. Through vertically integrated engineering, advanced manufacturing, and flight-proven technologies, Sidus provides flexible and scalable offerings to commercial, government, defense, and intelligence customers.

LizzieSat® Satellite Platform:

LizzieSat (LS) is a modular, hybrid 3D-printed satellite architecture designed to support multi-mission deployments across LEO, GEO, cislunar, and lunar orbits. The platform supports a broad range of payloads and mission objectives and is designed to enable rapid customer technology integration.

Sidus has successfully launched three LizzieSat platforms (LS-1, LS-2, and LS-3) since 2024, with additional missions planned. Current platform configurations include:

●	LizzieSat Gen 1 (LS1-3): 100-125 kg
●	LizzieSat Gen 2 (LS4+): 100, 200, and 400 kg
●	GeoLizzie™: 400-800kg
●	LunarLizzie™: 400-800kg with expanded power and precision timing

AI Enabled Edge Computing Systems:

Sidus has developed the Orlaith AI Ecosystem, integrating the FeatherEdge™ radiation-tolerant edge processor with the Cielo™ AI software suite. These technologies enable on-orbit data processing and near real-time analytics for applications including maritime monitoring, environmental intelligence, space situational awareness, and defense use cases.

Sidus has also developed the Fortis™ VPX family of modular computing products, designed to support SOSA and MOSA-aligned architectures for command, data handling, AI/ML processing, and precision navigation across air, land, sea and space domains.

Manufacturing and Engineering Services:

Sidus operates a vertically integrated manufacturing and engineering facility supporting precision machining, additive manufacturing, avionics and assembly, cable harness fabrication, and environmental testing. The Company’s manufacturing operations are certified to ISO 9001 and AS9100 standards and support space-grade and defense-grade hardware production.

Mission Operations and Regulatory Support:

Sidus provides end-to-end mission operations services, including mission planning, payload integration, satellite monitoring and control, and data delivery. The Company operates a 24/7 Mission Control Center and maintains regulatory authorizations from the FCC, NOAA, and ITU, supporting current and planned satellite missions.

Key Programs, Partnerships, and Operational Milestones:

During fiscal year 2025, Sidus Space advanced multiple satellite missions, technology development initiatives, customer programs, and strategic partnerships that support its space and defense offerings. These activities included the continued expansion of its on-orbit satellite fleet, progress in artificial intelligence-enabled computing systems and open-architecture avionics, and execution of manufacturing, integration, and mission services contracts across commercial, government, intelligence and defense markets.

Mission and Satellite Milestones:

●	Successfully launched LizzieSat-3 (LS-3) on March 14, 2025, aboard SpaceX Transporter-13 rideshare mission, marking the third satellite added to Sidus’ on-orbit satellite fleet.
●	Completed successful bus-level commissioning of LS-3, including verification of hybrid 3D-printed structural subsystems and onboard AI-enhanced processing capabilities.
●	Established communications with customer payloads on LS-3, enabling real-time mission tasking and data delivery.
●	Commissioned the Automatic Identification System (AIS) sensor on LS-3, confirming maritime domain awareness capability.
●	Received successful on-orbit images during commissioning of the HEO USA NEI imager aboard LS-3, validating imaging payload performance.

Advanced Computing, AI and VPX Platform Development:

●	Introduced Sidus VPX technology, including:
○ Sidus Single Board Computer (SSBC): a SOSA-aligned, OpenVPX-based computing module.
○ Position, Navigation, and Timing (PNT) Card: designed to support operations in GPS-denied or contested environments.
●	Launched the Orlaith™ AI Ecosystem, integrating FeatherEdge™ hardware with Cielo™ AI software for near real-time analytics across space, air, land, and sea domains.
●	Completed commissioning of FeatherEdge™ GEN-2, the Company’s next-generation onboard edge compute platform.
●	Completed design of FeatherEdge™ 248Vi, advancing scalable AI/ML processing for space and defense applications.
●	Received a Notice of Allowance for the Modular Satellite Platform patent, strengthening intellectual property protection for Sidus’ adaptable satellite architecture.
●	Expanded the Company’s intellectual property portfolio through continued filings supporting modular satellite manufacturing, ruggedized multi-domain compute architectures, and AI-enabled mission payloads. As of fiscal year 2025, Sidus holds 15 issued patents and 11 pending patent applications.

Lunar and GEO Program Progress:

●	Amended and extended the Lonestar Holdings lunar satellite manufacturing contract, increasing the total value to $120 million.
●	Signed a contract to integrate the Lonestar Commercial Pathfinder Mission onto LizzieSat-5.
●	Completed System Requirements Review (SRR) and mission kickoff for Lonestar’s Pathfinder program, with initial milestone payment received.
●	Unveiled LunarLizzie, an 800+-kg-class next-generation lunar spacecraft featuring on-orbit AI for near real-time intelligence.
●	Executed a Memorandum of Understanding (MOU) with Saturn Satellite Networks to support development of a next-generation GEO satellite platform.

Strategic Partnership and International Expansion:

●	Executed an MOU with Reflex Aerospace to explore joint satellite fleet services and expand global mission offerings.
●	Expanded partnership with Little Place Labs, enabling near real-time maritime intelligence through LizzieSat-powered vessel detection capabilities.
●	Partnered with VORAGO Technologies to advance radiation-hardened computing for scalable space and defense infrastructure.
●	Maintained multi-launch agreement with SpaceX, securing access to reliable, recurring rideshare opportunities.
●	Strengthened the Company’s global customer pipeline, with increased demand for dual-use, SOSA-aligned hardware across commercial and defense markets.

Government and Defense Contracts:

●	Awarded a ten-year Indefinite Delivery / Indefinite Quantity (IDIQ) contract with Tobyhanna Army Depot (TYAD) to provide fabrication and on-call support for:
	○	Electrical harnesses and cable assemblies
	○	Mechanical components and assemblies
	○	Welding services
●	Secured a subcontractor role with MobLobSpace under NASA’s SBIR Radar Initiative, utilizing LizzieSat as the hosting platform
●	Named a contract awardee under the Missile Defense Agency (MDA) Scalable Homeland Innovative Enterprise Layered Defense (SHIELD) IDIQ, a homeland defense program with a total potential ceiling of $151 billion.

Hardware Deliveries and Engineering Execution:

●	Completed delivery of additional final hardware enclosures for NASA’s Mobile Launcher 2, supporting Artemis-related infrastructure.
●	Continued expansion of dual-use hardware production, increasing orders for SOSA-aligned compute modules and subsystem architectures.
●	Delivered a custom FeatherEdge Data Processing Unit (DPU) for Xiomas Technologies under a NASA Phase II Sequential Award, alongside advanced software and a completed final technical report supporting thermal imaging missions.

Mission Operations:

●	Fully staffed and operationalized Sidus’ 24/7 Mission Control Center, increasing capacity for continuous spacecraft monitoring, health management, and tasking.
●	Initiated early-stage customer demonstrations and trials across defense and commercial space sectors, showcasing multi-domain operational capabilities.

Leadership and Organizational Advancements:

●	Hired Adarsh Parekh as Chief Financial Officer, bringing additional experience in capital strategy and financial leadership.
●	Appointed Tiffany Norwood, a globally recognized technology entrepreneur and business leader, to the Board of Directors.
●	Elected Kelle Wendling, a seasoned aerospace and defense executive with more than three decades of leadership and government contracting experience, to the Board of Directors, effective January 1, 2026.

Differentiation:

Sidus differentiates its offerings through a vertically integrated operating model that combines satellite design and manufacturing, advanced computing and AI capabilities, mission operations, and space-grade manufacturing within a single organizational structure. This integration enables rapid customer technology insertion, multi-mission flexibility, on-orbit adaptability through software updates, and reduced reliance on third-party suppliers.

Sidus’ modular satellite platforms and open-architecture computing systems are designed to support deployment across multiple orbits, mission profiles, and industry sectors while maintaining flexibility to adapt to evolving customer requirements.

Market Landscape and Competition:

The global space economy continues to grow, driven by declining launch costs, advancements in satellite technology, and increased demand for space-based data and analytics. The small satellite market is capital-intensive and characterized by long development cycles, regulatory dependencies, and launch schedule variability.

Sidus competes with a range of commercial space companies including Spire, BlackSky, Hawkeye 360, Satellogic, Iceye, Loft Orbital, York Space Systems, Apex, and K2Space, as well as larger aerospace and defense contractors. Sidus’ vertically integrated model and ability to rapidly integrate customer technologies serve as competitive differentiators within this evolving market.

Human Capital:

As of December 31, 2025, Sidus employed 99 full-time employees across engineering, software, machining, satellite operations, program management, and administrative roles. The Company emphasizes training, safety, and STEM engagement.

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

Risk Factors Relating to Our Operations and Business

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

Risks and challenges we have faced or expect to face include our ability to:

●	forecast our revenue and budget for and manage our expenses;

●	attract new customers while retaining and expanding existing relationships;

●	manage supply chain dependencies for space-rated components and materials;

●	anticipate changes in our commercial, defense, and international markets;

●	advance, protect our intellectual property portfolio; and

●	hire, integrate, and retain highly skilled personnel across engineering, software, AI, machining, mission operations, and program management.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more developed market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from expectations and our business, financial condition and results of operations could be adversely affected.

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

We have incurred significant losses since our inception. We incurred net losses of $29,474,304 and $17,524,056 for the years ended December 31, 2025 and 2024, respectively. While we have generated limited revenue to date, we have not yet achieved production level satellite manufacturing, launch and data activities, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

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

The success of our business will be highly dependent on our ability to effectively market and sell our commercial satellite manufacturing, launch, and data services for LEO, GEO, cislunar, and lunar missions along with our proprietary hardware offerings, including edge computing systems, VPX computing platforms, and broader space and defense manufacturing services.

We expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively forecast, market and sell our manufacturing, launch and data services for satellites, proprietary hardware offerings, and broader space and defense manufacturing services. We have limited experience in forecasting, marketing and selling such services, and if we are unable to utilize our current or future sales organization effectively in order to adequately target and engage our potential customers, our business may be adversely affected.

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

The success of our launch and satellite services business will depend on our ability to successfully and regularly deliver customer satellites into orbit. In November 2019, we successfully launched EFTP, our on-orbit external experimental facility hosted on the NanoRacks International Space Station External Platform (NREP). Additionally, in January of 2020, a microsatellite was successfully launched from the ISS using our SSIKLOPS platform for the STP program office. In March 2024, we launched our first LizzieSat satellite, in December 2024 we launched our second LizzieSat and in March 2025, we launched our third LizzieSat satellite

There is no guarantee that our planned commercial launches or subsequent commercial launches thereafter will be successful. While we believe that our launch partners have built operational processes to ensure that the design, manufacture, performance and servicing of their launch vehicles and rockets meet rigorous performance goals, there can be no assurance that our launch partners will not experience operational or process failures and other problems during any of our planned launches. Any failures or setbacks could harm our reputation and have a material adverse effect on our business, financial condition and results of operation.

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

Our satellites and platform could fail to perform or perform at reduced levels of service because of technological malfunctions, satellite failures, or loss of connectivity, which could materially and adversely affect our business, financial condition and results of operations.

The success of our business depends on the successful launch, deployment, and sustained operation of our satellites. Satellites are subject to significant operational risks while in orbit, including technical failures, component malfunctions, loss of connectivity, and damage from space debris or solar activity. We may experience a total loss of a satellite during launch or fail to maintain communication once in orbit. Additionally, even if successfully deployed, a satellite may suffer a premature “end-of-life” event or a degradation in performance that results in a permanent loss of connectivity and subsequent impairment.

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

We have not historically obtained and may not maintain launch or in-orbit insurance coverage for our satellites to address the risk of potential systemic anomalies, failures, collisions with our satellites or other satellites or debris, or catastrophic events affecting the existing satellite system. If one or more of our in-orbit uninsured satellites or payloads fail, or one or more of our uninsured satellites is destroyed during failed launch, we could be required to record significant impairment charges for the satellite or payload. We may review the purchase of launch insurance on a case-by-case basis evaluating the launch history of our launch provider, number of satellites to be deployed on the launch vehicle, the status of our on-orbit satellite fleet, our ability to launch additional satellites in the near term, and the cost of insurance, among other factors. As a result of our case-by-case evaluation process, we have procured launch insurance for our next four upcoming launches, which policies are subject to the typical terms and conditions regarding, among other things, cancellation and scope of coverage. We do not maintain third-party liability insurance with respect to our satellites. Accordingly, we currently have no insurance to cover any third-party damages that may be caused by any of our satellites, including personal and property insurance. If we experience significant uninsured losses, such events could have a material adverse impact on our business, financial condition and results of operations.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	the number of satellite launch missions we schedule for a period, the price at which we sell them and our ability to schedule additional launch missions for repeat customers;

●	unexpected weather patterns, maintenance issues, natural disasters, or other events that force us to cancel or reschedule launches;

●	the cost of raw materials or supplied components critical for the manufacture and operation of our satellite equipment;

●	the timing and cost of, and level of investment in, research and development relating to our technologies and our current or future facilities;

●	developments involving our competitors;

●	changes in governmental regulations or in the status of our regulatory approvals or applications;

●	future accounting pronouncements or changes in our accounting policies; and

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Our Chief Executive Officer, Carol Craig, is also the Chief Executive Officer of Craig Technical Consulting, Inc., d/b/a/ Craig Technologies (“CTC”) and may allocate her time to such other business thereby causing conflicts of interest in her determination as to how much time to devote to our affairs. This could have a negative impact on our ability to implement our plan of operation.

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

Risks Related to our Relationship with CTC

The ownership by our Chief Executive Officer of shares of CTC common stock may create, or may create the appearance of, conflicts of interest.

The ownership by our Chief Executive Officer of shares of CTC common stock may create, or may create the appearance of conflicts of interest. Ownership by our Chief Executive Officer of common stock of CTC, creates, or may create the appearance of conflicts of interest when she is faced with decisions that could have different implications for CTC than the decisions have for us. Our Chief Executive Officer has agreed to recuse herself with respect to voting on any matter coming before either CTC’s or our board of directors related to our relationship with CTC, although she will still be permitted to participate in discussions and negotiations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that we sold in our initial public offering, has one vote per share. CTC holds all of the issued and outstanding shares of our Class B common stock, representing approximately 1.5% of the voting power of our outstanding capital stock. In addition, because of the ten-to-one voting ratio between our Class B and Class A common stock, the holder of our Class B common stock could continue to have significant influence in the voting power of our common stock and therefore significantly influence all matters submitted to our stockholders for approval until converted by our Class B common stockholder. This significant influence may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such influence may adversely affect the market price of our Class A common stock.

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

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because space technology and defense companies have experienced significant share price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 150 N. Sykes Creek Parkway, Suite 200, Merritt Island, Florida 32953. We occupy facilities totaling approximately 4,500 square feet under a sublease from CTC, a stockholder and an entity owned and controlled by our Chief Executive Officer, Carol Craig, pursuant to a month-to-month commercial sublease agreement (the “Lease Agreement”), dated August 1, 2021 and amended February 1, 2024. The amended Lease Agreement currently has a 3-year term with Sidus holding an option to cancel at any time with 30-days notice. We currently pay $4,899 plus CAM per month plus applicable sales and use tax. We believe this location is adequate for our current operations and needs. However, we are exploring opportunities to locate corporate headquarters closer to our manufacturing spaces and expect to terminate our sublease with CTC upon identifying a suitable location.

In addition, our manufacturing spaces are located at 175 Imperial Boulevard, Cape Canaveral, FL 32920 and 400 Imperial Boulevard, Cape Canaveral, FL 32920. We are under lease agreements with 400 W. Central, LLC for these spaces. The Lease agreements for 175 Imperial Boulevard and 400 W. Central Boulevard currently have renewed lease terms of three years, effective June 1, 2025 through May 31, 2028, with tenant termination options on May 31, 2026 and May 31, 2027. We pay a combined amount of $25,382 per month plus applicable sales and use tax with base rent increasing three percent annually on June 1 of each year. We have a total of approximately 35,700 square feet of leased space in these buildings. We believe our manufacturing spaces are adequate for our current operations and will allow for expected initial growth.

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

Stockholders

As of March 31, 2026, there were 16 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with and our accompanying consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contain forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” “Sidus,” or “Sidus Space” refer to Sidus Space, Inc., individually, or as the context requires, collectively with its subsidiary.

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

Overview of Operations

Sidus Space operates as a vertically integrated space and defense technology company providing satellite design and manufacturing, technology integration, mission operations, artificial intelligence-enabled products and services, and space-based data solutions to government, defense, intelligence, and commercial customers. Our operations are supported by in-house engineering, manufacturing, assembly, integration, testing, and mission control capabilities.

During the fiscal year, our operating activities were focused on advancing satellite programs, supporting customer manufacturing and engineering contracts, expanding mission operations capabilities, and continuing to invest in artificial intelligence-enabled computing and data processing technologies. These initiatives required significant upfront investment in personnel, infrastructure, product development, and regulatory compliance, which impacted operating results and liquidity during the period.

Our results of operations are influenced by the timing and structure of customer contracts, milestone achievement, regulatory approvals, satellite launch schedules, and the level of investment required to support both current programs and anticipated future growth. As a result, revenue, expenses, and cash flows may fluctuate from period to period.

This overview should be read in conjunction with the more detailed discussion of our results of operations, liquidity and capital resources, and known trends and uncertainties set forth below.

Our Business and Operations:

Our business model is structured around the delivery of integrated mission capabilities. We support customers through a range of offerings including satellite platform design and manufacturing, technology hosting and integration, mission operations, engineering services, space and defense manufacturing, and, in certain cases, access to space-based data and analytics.

We operate primarily from our manufacturing, assembly, integration, and testing facility located on Florida’s Space Coast. This facility supports satellite production, mission-critical hardware manufacturing, and engineering services. Operating a vertically integrated facility results in fixed infrastructure, personnel, and compliance costs, which may impact margins depending on production volume and contract mix.

We continue to develop and deploy satellite platforms designed to support multiple mission objectives and customer requirements. In addition, we have invested in on-orbit data processing and computing capabilities intended to improve latency, reduce data transmission requirements, and support future data-enabled services. Many of these initiatives require capital investment and operating expenditures before generating recurring revenue.

Highlights for the Year Ended December 31, 2025:

During the year ended December 31, 2025, our operating activities included:

●	Advancement of satellite platform development and mission readiness activities
●	Continued expansion of mission operations and manufacturing infrastructure
●	Ongoing investment in artificial intelligence-enabled computing and data processing technologies
●	Execution of customer contracts across satellite manufacturing, technology integration, and space and defense manufacturing
●	Progress toward regulatory approvals supporting future satellite operations

These activities contributed to increased operating expenses and cash utilization during the period as we continued to invest in capabilities intended to support future growth.

Recent Developments:

Subsequent to and during the year ended December 31, 2025, we continued to advance satellite programs, customer missions, and technology development initiatives. Certain programs remain in development or early operational stages and require ongoing investment prior to generating revenue. The timing and financial impact of these initiatives depend on factors including customer requirements, regulatory approvals, satellite launch availability, and mission execution schedules.

Results of Operations:

Revenue:

Revenue is generated primarily from satellite platform and payload hosting contracts, manufacturing and engineering services, mission operations, and sales of proprietary hardware products. In certain cases, we also generate revenue from early-stage data-related activities.

Revenue during the periods presented was influenced by contract mix, project scope, and the timing of milestone achievement and customer acceptance. Because many of our contracts are milestone-based, the timing of revenue recognition may vary significantly between periods depending on program execution and launch schedules.

Cost of Revenue:

Cost of revenue consists primarily of labor, materials, manufacturing overhead, subcontractor costs, and expenses associated with satellite production and mission services. Cost of revenue may also include depreciation or amortization of capitalized satellite or system assets, where applicable.

Period-to-period changes in cost of revenue are driven by variations in production activity, supply chain conditions, and the relative mix of manufacturing versus services-based revenue.

Operating Expenses:

Operating expenses primarily consist of research and development expenses and selling, general and administrative expenses. Research and development expenses reflect continued investment in satellite platforms, AI-enabled computing systems, software development, and mission operations capabilities. These expenses are often incurred in advance of related revenue generation.

Selling, general and administrative expenses include personnel costs, professional services, public company compliance expenses, insurance, and facility-related costs necessary to support operations.

Liquidity and Capital Resources:

Liquidity:

Our primary sources of liquidity have included cash on hand, revenue generated from operations, and financing activities. We use cash primarily to fund operating losses, research and development activities, satellite production and deployment, manufacturing operations, and working capital requirements.

Because satellite development and deployment activities are capital intensive and often precede recurring revenue generation, our operating activities have used cash during the periods presented. Our ability to improve liquidity depends on the execution of customer contracts, cost management, and access to capital.

Capital Expenditures:

Capital expenditures primarily relate to investments in satellite systems, manufacturing equipment, information technology infrastructure, and facility improvements. Certain satellite- and software-related costs may be capitalized and amortized over the estimated useful lives of the related assets.

Financing Activities:

From time to time, we may access capital markets or other financing sources to support operations and growth initiatives. Market conditions, investor sentiment, and Company performance may affect the availability and terms of any future financing.

Going Concern Considerations:

Our consolidated financial statements have been prepared on a going-concern basis. Our ability to continue as a going concern depends on our ability to manage operating losses, execute our business strategy, generate revenue, and obtain additional capital as necessary.

Known Trends, Events, and Uncertainties:

Our business and operating results are subject to a number of trends and uncertainties, including the timing of satellite launches, customer adoption of space-based capabilities, regulatory approvals, supply chain availability, macroeconomic conditions, and geopolitical developments. These factors may materially impact future revenue, operating results, liquidity, and capital requirements.

Critical Accounting Policies and Estimates:

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses. Significant accounting policies and estimates include revenue recognition, satellite impairment, credit losses, lease accounting, and stock option and warrant valuation. Actual results may differ materially from management’s estimates.

Comparison of year ended December 31, 2025 to year ended December 31, 2024

The following table provides certain selected financial information for the periods presented:

	Years Ended
	December 31,
	2025	2024	Change	%
Revenue	$3,383,878	$4,672,646	$(1,288,768)	(28)%
Cost of revenue	9,076,445	6,141,657	2,934,788	48%
Gross Profit (Loss)	(5,692,567)	(1,469,011)	(4,223,556)	288%
Gross Profit Percentage	(168)%	(31)%

Selling, general & administrative expense	22,315,569	14,249,870	8,065,699	57%
Other expense	(1,466,168)	(1,805,175)	339,007	19%
Net loss	$(29,474,304)	$(17,524,056)	$(11,950,248)	68%

Revenue

Total revenue for the twelve months ended December 31, 2025 decreased approximately $1.3 million compared to total revenue for the twelve months ended December 31, 2024. Non-related party revenue decreased by approximately 54% for the twelve months ended December 31, 2025, to approximately $1.8 million as compared to approximately $3.9 million for the twelve months ended December 31, 2024. This was primarily driven by the timing of fixed price milestone contracts offset by satellite payload revenue. Related party revenue for the year increased 101% to approximately $1.6 million for the twelve months ended December 31, 2025 versus approximately $800,000 for twelve months ended December 31, 2024. This was driven by an increase in the number of contracts our related party secured with its customers, leading to increased outsourcing of work to us, as well as the timing of fixed-price milestone contracts.

Cost of Revenue

Cost of revenue increased 48% for the twelve months ended December 31, 2025 to approximately $9.1 million as compared to approximately $6.1 million for the twelve months ended December 31, 2024 and included approximately $1.7 million related party cost of sales as of December 31, 2025 and approximately $713,000 as of December 31, 2024. The overall increase in cost of revenue was primarily driven by increased satellite and related software depreciation expense of approximately $2.1 million versus 2024, reflecting the first full year of LizzieSat® operations, as well as a mix of contracts of varying types with higher direct labor and fringe benefit expenses.

Gross Profit (Loss)

The 137% decrease in our gross margin for the twelve months ended December 31, 2025 to a loss of approximately $5.7 million as compared to a loss of approximately $1.5 million for the twelve months ended December 31, 2024, was driven primarily by higher satellite and related software depreciation expense, reflecting the first full year of LizzieSat® operations, a decrease in total revenue, and increased direct labor and fringe benefit costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased 57% for the twelve months ended December 31, 2025 to approximately $22.3 million as compared to approximately $14.2 million for the twelve months ended December 31, 2024.

This was primarily related to the following increases:

●	An increase of approximately $2.1 million in labor to $7.3 million compared to $5.2 million in 2024 due to increased headcount to support expanded operations, higher bonus accruals, and growth in mission operations staffing.

●	An increase of approximately $420,000 in fringe benefits to $2.2 million compared to $1.8 million in 2024 due to higher headcount and the corresponding increases in health insurance, 401K matching, and payroll tax expenses.

●	An increase of approximately $269,000 in software expenses to $713,000 compared to $444,000 in 2024 due to continued investment in enterprise software systems and expanded technology infrastructure to support company growth.

●

An increase of approximately $235,000 in consulting outside services to $870,000 compared to $635,000 in 2024 due to business development and sales consulting services and temporary office and operations related labor.

●

An increase of approximately $255,000 in mission control related expenses to $1.2 million compared to $976,000 in 2024 was primarily due to continued LizzieSat® on-orbit operations and increased ground station support costs.

●

An increase of approximately $281,000 in post-employment and termination expenses to $303,000 compared to $22,000 in 2024, as a result of severance obligations incurred in connection with employee separations during the year.

●	An increase of approximately $4.5 million in impairment of LS1 in 2025.

These increases were offset by the following decreases:

●	A decrease of $266,000 in D&O insurance to $326,000 compared to $592,000 in 2024 was due to a reduction in insurance rates.

●	A decrease of $369,000 in professional fees to $737,000 compared to $1.1 million in 2024 primarily related to lower accounting related expenses.

●	A decrease of $108,000 in fundraising costs to $549,000 compared to $657,000 in 2024 related to achieving efficiencies on capital raising costs.

Total other income (expense)

During the year ended December 31, 2025, we had interest income and other income of $170,329 and $100,991, respectively and asset-based loan and interest expense of $1,647,344 and $90,144, respectively.

During the year ended December 31, 2024, we had interest income and other income of $39,015 and $4,613, respectively, and asset-based loan expense of $542,551 and interest expense of $1,306,252, respectively.

NON-GAAP MEASURES

To provide investors with additional information in connection with our results as determined in accordance with GAAP, we use non-GAAP measures of adjusted EBITDA. We use adjusted EBITDA in order to evaluate our operating performance and make strategic decisions regarding future direction of the company since it provides a meaningful comparison to our peers using similar measures. We define adjusted EBITDA as net income (as determined by U.S. GAAP) adjusted for interest expense, depreciation and amortization expense, capital raise expense, severance costs, equity-based compensation and impairment loss. These non-GAAP measures may be different from non-GAAP measures made by other companies since not all companies will use the same measures. Therefore, these non-GAAP measures should not be considered in isolation or as a substitute for relevant U.S. GAAP measures and should be read in conjunction with information presented on a U.S. GAAP basis.

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the twelve months ended December 31 2025, and 2024:

	Years Ended December 31,
	2025	2024	Change	%
Net Income / (Loss)	$(29,474,304)	$(17,524,056)	$(11,950,248)	68%
Interest Expense (i)	1,737,489	1,306,252	431,237	33%
Depreciation and Amortization (ii)	4,371,263	2,171,873	2,199,390	101%
Capital raise expense (iii)	642,680	805,322	(162,642)	-20%
Severance Costs	302,852	22,201	280,651	1264%
Equity based compensation (iv)	619,273	309,736	309,537	100%
Impairment loss (v)	4,510,680	-	4,510,680	0%
Total Non-GAAP Adjustments	12,184,237	4,615,384	7,568,853	164%
Adjusted EBITDA	(17,290,067)	(12,908,672)	(4,381,395)	34%

(i)	Sidus Space incurred increased interest expense due to a borrowing increase from the asset-based loan.

(ii)	Sidus Space incurred increased depreciation expense with launch and deployment of satellite fixed asset and related satellite software.
(iii)	Sidus Space incurred internal fundraising expense related to multiple capital raises.
(iv)	Sidus Space issued stock-based compensation for employee and Board services rendered.
(v)	Sidus Space incurred impairment of LS1 and related assets.

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2025, and December 31, 2024.

	December 31,	December 31,
	2025	2024	Change	%
Current assets	$50,688,590	$22,252,552	$28,436,038	128%
Current liabilities	$15,020,739	$14,209,502	$811,237	6%
Working capital	$35,667,851	$8,043,050	$27,624,801	343%

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. We had insufficient operating revenues, so we are currently dependent on debt financing and sale of equity to fund operations.

We had an accumulated deficit of approximately $89.8 million and a working capital surplus of approximately $35.7 million as of December 31, 2025 compared to accumulated deficit of approximately $60.3 million and a working capital surplus of approximately $8 million as of December 31, 2024. As of December 31, 2025, we had approximately $43.2 million of cash compared to approximately $15.7 million of cash as of December 31, 2024.

As of December 31, 2025, our working capital surplus was primarily due to funds raised in our capital raises completed in Q3 and Q4 2025. As of December 31, 2024, the working capital surplus was primarily due to funds raised in our capital raises completed Q4 2024.

Current assets increased by approximately $28.4 million, or 128%, to $50.7 million as of December 31, 2025 from approximately $22.3 million as of December 31, 2024. The increase is primarily attributable to our increased cash balance.

Current liabilities increased by approximately $811,000, or 6%, to approximately $15.0 million as of December 31, 2025 from approximately $14.2 million as of December 31, 2024. The increase was attributable to an increase in our accounts payable, asset-based loan liability partially offset by a decrease in notes payable.

In January 2025 the company issued 2,247,667 shares of Class A common stock in exchange for warrants exercised from the December 2024 capital raise. The company received funds of approximately $2.4 million in exchange for the shares issued.

Between July 2025 and December 2025, the company issued 47,119,572 shares of Class A common stock for net proceeds of $53.3 million.

In January 2026 the company issued 1,095,797 shares of Class A common stock in exchange for warrants exercised from the November and December 2024 capital raises. The company received funds of approximately $1.7 million in exchange for the shares issued.

Cash Flow

	Years Ended
	December 31,
	2025	2024	Change	%
Cash used in operating activities	$(18,153,485)	$(15,825,052)	$(2,328,433)	15%
Cash used in investing activities	$(8,174,345)	$(7,474,836)	$(699,509)	9%
Cash provided by financing activities	$53,800,247	$37,787,360	$16,012,887	42%
Cash on hand	$43,175,996	$15,703,579	$27,472,417	175%

Year ended December 31, 2025 and 2024

For the years ended December 31, 2025 and 2024, we did not generate positive cash flows from operating activities. For the year ended December 31, 2025, net cash flows used in operating activities was approximately $18.2 million compared to approximately $15.8 million during the year ended December 31, 2024.

Cash flows used in operating activities for the year ended December 31, 2025, of approximately $18.2 million is comprised of a net loss of $29.5 million, which was reduced by non-cash expenses of $853,182 for stock-based compensation, approximately $4.4 million for depreciation and amortization, $4.5 million for impairment loss, and a decrease in net working capital of approximately $1.6 million.

Cash flows used in operating activities for the year ended December 31, 2024, of approximately $15.8 million is comprised of a net loss of $17.5 million, which was reduced by non-cash expenses of $289,175 for stock-based compensation, $87,129 for bad debt expense, approximately $2.2 million for depreciation and amortization, and an increase in net working capital of approximately $849,000.

Cash Flows from Investing Activities

During the year ended December 31, 2025, we purchased property and equipment in the amount of approximately $8.2 million of which approximately $6.4 million primarily related to the satellite side of our business.

During the year ended December 31, 2024, we purchased property and equipment in the amount of approximately $7.5 million of which approximately $6.6 million primarily related to the satellite side of our business.

Cash Flows from Financing Activities

During the year ended December 31, 2025, net cash provided in financing activities of approximately $53.8 million included our July 2025, September 2025, and December 2025 capital raises of approximately $53 million net proceeds, and approximately $1.1 million net proceeds of an asset-based loan agreement, repayment of notes payable of $3 million and proceeds from warrants exercise.

During the year ended December 31, 2024, net cash provided in financing activities of approximately $37.8 million included our January 2024, March 2024, November 2024, and December 2024 capital raises of approximately $33.6 million net proceeds, and approximately $4.3 million net proceeds of an asset-based loan agreement, repayment of notes payable of $150,000 and proceeds from stock payable from warrants exercise.

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

We believe our most critical accounting policies and estimates relate to the following:

●	Revenue Recognition
●	Satellite Impairment
●	Credit losses
●	Lease Accounting
●	Stock Option and Warrant Valuation

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

Revenues from fixed price contracts primarily related to the satellite side of the business that require milestone payments are recognized at the time of the milestone being met provided the milestone includes the delivery of a service or product. This method is used because management considers that the payments are nonrefundable unless the entity fails to perform as promised. If the customer terminates the contract, we are entitled to retain any progress payments received from the customer and we have no further rights to compensation from the customer. Even though the payments made by the customer are nonrefundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate us for performance completed to date. Accordingly, we account for the progress under the contract as a performance obligation satisfied at a point in time.

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

Satellite Impairment

Management performs its impairment assessment using an undiscounted cash flow model, which incorporates projected revenue from the Company’s satellite operations, as the related fixed assets are directly tied to these activities. Key assumptions in the model include the expected initial data harvesting date, the probability of establishing and maintaining communications, the number of daily satellite passes over ground stations, average usable contact time per pass, data downlink speed, the proportion of data sold, and the pricing of such data. These assumptions are based on historical satellite performance, current market pricing, and management’s expectations for future operations. Given the inherent uncertainty in forecasting, these assumptions are highly sensitive, and relatively small changes could result in different conclusions. Any impairment charge identified is recognized in the period determined and may have a significant impact on net income and stockholders’ equity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIDUS SPACE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sidus Space, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sidus Space, Inc. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts included the following, among others:

●	We evaluated management’s significant accounting policies related to completed and in-process contracts.

●	We selected a sample of customer agreements and performed the following procedures:

-	Obtained and read contract source documents for each selection, including master agreements or modifications, and other documents that were part of the agreement.

-	Tested management’s identification and treatment of contract terms and provisions.

-	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue or related contract assets and contract liabilities recognized in the financial statements.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

March 31, 2026

SIDUS SPACE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$43,175,996	$15,703,579
Accounts receivable	272,831	827,886
Accounts receivable - related parties	1,727,939	641,376
Contract asset	322,773	1,603,102
Contract asset - related party	209,673	46,953
Prepaid and other current assets	4,979,378	3,429,656
Total current assets	50,688,590	22,252,552

Property and equipment, net	14,184,379	14,891,976
Operating lease right-of-use assets	702,856	121,545
Intangible asset	398,135	398,135
Other assets	116,751	81,359
Total Assets	$66,090,711	$37,745,567

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$5,472,464	$3,481,167
Accounts payable and accrued interest - related party	876,007	581,243
Contract liability	186,537	16,192
Contract liability - related party	-	46,953
Asset-based loan liability	8,212,186	6,902,636
Notes payable	-	3,059,767
Operating lease liability	273,545	121,544
Total current liabilities	15,020,739	14,209,502

Operating lease liability - non-current	434,695	-
Total Liabilities	15,455,434	14,209,502

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding
Series A convertible preferred stock: 2,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock: 210,000,000 authorized; $0.0001 par value
Class A common stock: 200,000,000 shares authorized; 65,324,055 and 15,956,816 shares issued and outstanding, respectively	6,532	1,597
Class B common stock: 10,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	140,456,263	83,887,682
Accumulated deficit	(89,827,528)	(60,353,224)
Total Stockholders’ Equity	50,635,277	23,536,065
Total Liabilities and Stockholders’ Equity	$66,090,711	$37,745,567

See auditor’s report and notes to the audited financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2025	2024

Revenue	$1,776,864	$3,873,704
Revenue - related parties	1,607,014	798,942
Total - revenue	3,383,878	4,672,646
Cost of revenue	9,076,445	6,141,657
Gross profit (loss)	(5,692,567)	(1,469,011)

Operating expenses
Selling, general and administrative	22,315,569	14,249,870
Total operating expenses	22,315,569	14,249,870

Net loss from operations	(28,008,136)	(15,718,881)

Other income (expense)
Other income	100,991	4,613
Interest expense	(90,144)	(1,306,252)
Interest income	170,329	39,015
Asset-based loan expense	(1,647,344)	(542,551)
Total other expense	(1,466,168)	(1,805,175)

Loss before income taxes	(29,474,304)	(17,524,056)
Provision for income taxes	-	-
Net loss	(29,474,304)	(17,524,056)

Dividend on Series A preferred Stock	-	(42,375)
Net loss attributed to stockholders	$(29,474,304)	$(17,566,431)

Basic and diluted loss per common share	$(1.19)	$(3.60)
Basic and diluted weighted average number of common shares outstanding	24,747,253	4,874,985

See auditor’s report and notes to the audited financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2023	372	$-	983,173	$98	100,000	$10	$49,918,441	$(42,786,793)	$7,131,756

Series A preferred stock units issued	-	-	-	-	-	-		-	-
Class A common stock issued for conversion of Series A preferred stock and dividend	(372)	-	106,748	11	-	-	58,930	-	58,941
Class A common stock units issued	-	-	14,162,490	1,417	-	-	31,632,168	-	31,633,585
Class A common stock issued for exercise of warrants	-	-	686,735	69	-	-	1,966,470	-	1,966,539
Vested officer compensation	-	-	17,671	2	-	-	114,437	-	114,439
Stock option expense	-	-	-	-	-	-	174,736	-	174,736
Stock payable for 10,000 shares for exercise of warrants	-	-	-	-	-	-	22,500	-	22,500
Dividend on Series A preferred Stock	-	-	-	-	-	-	-	(42,375)	(42,375)
Common stock issue for reverse split adjustment	-	-	(1)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(17,524,056)	(17,524,056)
Balance - December 31, 2024	-	$-	15,956,816	$1,597	100,000	$10	$83,887,682	$(60,353,224)	$23,536,065

Class A common stock units issued	-	-	46,973,800	4,697	-	-	53,006,378	-	53,011,075
Class A common stock issued for exercise of warrants	-	-	2,376,906	237	-	-	2,709,022	-	2,709,259
Vested officer compensation	-	-	16,533	1	-	-	455,190	-	455,191
Stock option expense	-	-	-	-	-	-	397,991	-	397,991
Net loss	-	-	-	-	-	-	-	(29,474,304)	(29,474,304)
Balance - December 31, 2025	-	$-	65,324,055	$6,532	100,000	$10	$140,456,263	$(89,827,528)	$50,635,277

The accompanying notes are an integral part of these consolidated financial statements.

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(29,474,304)	$(17,524,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	853,182	289,175
Depreciation and amortization	4,371,262	2,171,873
Impairment loss on property and equipment	4,510,680	-
Bad debt	-	87,129
Changes in operating assets and liabilities:
Accounts receivable	555,055	260,062
Accounts receivable - related party	(1,086,563)	(573,929)
Inventory	255,716	602,926
Contract asset	1,024,613	(910,975)
Contract asset - related party	(162,720)	(3,780)
Prepaid expenses and other assets	(1,585,114)	1,959,318
Accounts payable and accrued liabilities	2,253,667	(2,026,147)
Accounts payable and accrued liabilities - related party	202,264	(95,796)
Contract liability	170,345	(60,932)
Contract liability - related party	(46,953)	3,780
Changes in operating lease assets and liabilities	5,385	(3,700)
Net Cash used in Operating Activities	(18,153,485)	(15,825,052)

Cash Flows From Investing Activities:
Purchase of property and equipment	(8,174,345)	(7,474,836)
Net Cash used in Investing Activities	(8,174,345)	(7,474,836)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	53,011,075	33,600,124
Proceeds from exercise of warrants	2,709,259	-
Proceeds from asset-based loan agreement	6,413,238	7,305,852
Repayment of asset-based loan agreement	(5,273,558)	(2,991,116)
Proceeds from stock payable for 10,000 shares for exercise of warrants	-	22,500
Repayment of notes payable	(3,059,767)	(150,000)
Net Cash provided by Financing Activities	53,800,247	37,787,360

Net change in cash	27,472,417	14,487,472
Cash, beginning of period	15,703,579	1,216,107
Cash, end of period	$43,175,996	$15,703,579

Supplemental cash flow information
Cash paid for interest	$1,487,624	$1,304,144
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Capitalization of interest and fees of asset-based loan into asset-based loan liability	$169,870	$-
Class A common stock issued for conversion of Series A convertible preferred stock	$-	$16,566
Recognition of right-of-use asset and lease liability	$856,787	$284,861
Warrants granted for offering underwriter cost	$4,794,266	$3,347,607

The accompanying notes are an integral part of these consolidated financial statements.

SIDUS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Principles of Consolidation

The consolidated financial statements include the variable interest entity (“VIE”), Aurea Alas Limited (“Aurea”), of which we are the primary beneficiary. Aurea is a Limited company organized in the Isle of Man, which entered into a license agreement with a third-party vendor, whereby Aurea licensed the rights to use certain available radio frequency spectrum for satellite communications. All intercompany transactions and balances have been eliminated on consolidation.

For entities determined to be VIEs, an evaluation is required to determine whether the Company is the primary beneficiary. The Company evaluates its economic interests in the entity specifically determining if the Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance (“the power”) and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (“the benefits”). When making a determination on whether the benefits received from an entity are significant, the Company considers the total economics of the entity and analyzes whether the Company’s share of the economics is significant. The Company utilizes qualitative factors, and, where applicable, quantitative factors, while performing the analysis.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents as of December 31, 2025, and 2024.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2025, was $42.6 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company has also mitigated some of the risk through the use of a premium savings account. This account is used for amounts that are over a set balance maintained in the Company’s general operating account. Balances in the premium savings account are insured up to $150 million.

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

During the years ended December 31, 2025, and 2024, the Company recorded bad debt of $0 and $87,129, respectively. The Company’s allowance for doubtful accounts balance as of December 31, 2025, and 2024 was $0 and $112,500, respectively.

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

Contract Assets and Contract Liabilities

The amounts included within contract assets and contract liabilities are related to the Company’s long-term construction contracts. The Company accounts for the majority of its fixed price or time-and-materials contracts as performance obligations satisfied over time, due to the Company’s enforceable right to collect based on services provided through any applicable date of termination. Amounts recognized as revenue over time due to this, but in which the Company does not yet have the right to invoice for due to contractual arrangements are reflected as contract assets until such time as they are invoiced, and the Company has the right to receive payment. Retainage for which the company has an unconditional right to payment that is only subject to the passage of time is classified as contracts receivable. Retainage subject to conditions other than the passage of time are included in contract assets and contract liabilities on a net basis at the individual contract level. Contract assets represent revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts. Contract liabilities represent the company’s obligation to perform on uncompleted contracts with customers for which the company has received payment or for which contracts receivable are outstanding.

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

The Company evaluates its software assets to determine the appropriate capitalization treatment based on intended use. Software developed or obtained for internal use is capitalized in accordance with ASC 350-40, including costs incurred during the application development stage such as coding and testing. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Software developed for sale or license to external customers is capitalized in accordance with ASC 985-20 once technological feasibility has been established, with amortization based on the ratio of current revenues to total projected revenues, or on a straight-line basis over the estimated useful life, whichever is greater. Capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life, generally three to five years.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. As of December 31, 2025, and 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

These five elements, as applied to each of the Company’s revenue categories (fixed price, time-and-materials, and milestone-based), are summarized below:

Revenues from fixed price manufacturing related contracts that are still in progress at month end are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs for each contract. This method is used because management considers total costs to be the best available measure of progress on these contracts. Revenue from fixed price contracts and time-and-materials contracts that are completed in the month the work has started are recognized when the work is shipped. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Revenues from fixed price service contracts that contain provisions for milestone payments primarily related to satellite technology-related contracts are recognized at the time of the milestone being met. This method is used because management delivers an identifiable product or service to the customer. Additionally, if the customer terminates the contract, the Company is entitled to retain any progress payments received from the customer and the Company has no further rights to compensation from the customer. Even though the payments made by the customer are nonrefundable, the cumulative amount of those payments is not expected, at all times throughout the contract, to at least correspond to the amount that would be necessary to compensate the Company for performance completed to date. Accordingly, the Company accounts for the progress under the contract as a performance obligation satisfied at a point in time. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

The Company accounts for the majority of its fixed price or time-and-materials contracts (contracts billed based on actual labor hours and materials costs incurred) as performance obligations satisfied over time, due to the Company’s enforceable right to collect based on services provided through any applicable date of termination. Amounts recognized as revenue over time due to this, but in which the Company does not yet have the right to invoice for due to contractual arrangements are reflected as contract assets until such time as they are invoiced, and the Company has the right to receive payment.

During 2024 and 2025, the Company’s revenues were primarily derived from manufacturing, engineering services, AI-related products and services, and space-related products and services including technology hosting. For the years ended December 31, 2025 and 2024, revenue across these sources was as follows:

	December 31,	December 31,
	2025	2024
Manufacturing	$2,735,619	$3,751,981
Engineering Services	142,823	0
AI-related Products and Services	173,527	189,757
Space-related Products and Services Including Technology Hosting	331,908	730,908
Total	$3,383,878	$4,672,646

Cost of revenue

Costs are recognized when incurred. Cost of revenue consists of direct labor, subcontract, materials, depreciation on machinery and equipment including satellites, and other direct costs.

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

The dilutive effect of share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted calculation for the entire period being presented.

For the years ended December 31, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2025	2024
	(Shares)	(Shares)
Warrants	5,380,661	5,402,306
Restricted Stock Units (RSU)	275,000	-
Stock option	329,752	64,752

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2025, or December 31, 2024.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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

As of December 31, 2025, and 2024, Aurea’s assets and liabilities are as follows:

	December 31,	December 31,
	2025	2024
Assets
Cash	$33,928	$65,333
Prepaid and other current assets	14,409	13,264
	$48,337	$78,597

Liability
Accounts payable and other current liabilities	$79,619	$78,575

For the years ended December 31, 2025, and 2024, Aurea’s net loss was $163,523 and $170,114, respectively.

Note 4. Prepaid expense and Other current assets

As of December 31, 2025, and 2024, prepaid expense and other current assets are as follows:

	December 31,	December 31,
	2025	2024
Prepaid insurance	$277,899	$374,480
Prepaid components	1,418,393	528,000
Prepaid satellite services & licenses	2,724,513	2,353,757
Prepaid software	205,459	82,440
Other current assets	353,114	90,979
	$4,979,378	$3,429,656

During the years ended December 31, 2025, and 2024, the Company recorded interest expense of $10,149 and $18,492 related to financing of our prepaid insurance policies.

Note 5. Selling, General, Administrative Expenses

For the years ended December 31, 2025 and 2024, selling, general and administrative expenses consisted as follows:

	Years Ended
	December 31,
	2025	2024

Payroll expenses	$9,967,506	$6,978,930
Sales and marketing expenses	160,426	193,942
Lease expense	423,409	386,520
Professional fees	737,401	1,105,930
General and administrative expense	6,516,147	5,584,548
Impairment loss on property and equipment	4,510,680	-
	$22,315,569	$14,249,870

Note 6. Property and Equipment

As of December 31, 2025, and 2024, property and equipment consisted of the following:

	December 31,	December 31,
	2025	2024
Office equipment	$17,061	$17,061
Computer equipment	46,285	41,233
Vehicle	35,424	35,424
Software	1,131,091	1,358,558
Machinery	3,257,764	3,257,764
Leasehold improvements	397,536	397,536
Satellite and related software	8,041,931	12,305,379
Construction in progress	7,234,615	2,883,337
	20,161,707	20,296,292
Accumulated depreciation	(5,977,328)	(5,404,316)
Property and equipment, net of accumulated depreciation	$14,184,379	$14,891,976

As of December 31, 2025, and 2024, construction in progress represents components to be used in the manufacturing of our satellites.

Depreciation expense of property and equipment for the years ended December 31, 2025, and 2024 is $4,371,262 and $2,171,873 of which $3,986,792 and $1,921,649 are included as components of cost of revenue, respectively.

During the years ended December 31, 2025, and 2024, the Company purchased assets of $8,174,345 and $7,474,836, respectively.

During the year ended December 31, 2025, the Company impaired satellite and related software and recorded impairment loss of $4,510,680 included in selling, general and administrative expense in the statement of operations.

Note 7. Accounts payable and other current liabilities

As of December 31, 2025 and 2024, accounts payable and other current liabilities consisted of the following:

	December 31,	December 31,
	2025	2024
Accounts payable	$3,853,699	$2,071,357
Payroll liabilities	1,456,176	907,697
Credit card liability	28,202	51,522
Other payable	55,922	165,435
Dividend payable	63,996	-
Payable for purchase of property and equipment	14,469	18,799
Insurance payable	-	266,357
	$5,472,464	$3,481,167

Note 8. Asset-based loan

The Company is party to a recourse loan and security agreement with an unrelated lender dated November 30, 2022, whereby the lender will provide loans secured by certain accounts receivable for up to 90% of the face amount. This was amended in 2024 to also include secured certain unbilled manufacturing and other works in process for up to 85% of the face amount and secured by certain unbilled delivery orders for up to 60% of the face amount. These are paid to the company in the form of a cash advance. The loan is collateralized by all tangible and intangible personal property of the Borrower. The Company has a revolving line of credit for $3 million with a collateralized loan interest rate of 16.2% annum and uncollateralized loan interest rate of 19.5% annum on outstanding balances. In 2024, the Company agreed to increase a revolving line of credit for $7 million. Additionally, in the event of default the Lender at its option can increase the loan interest rate by 5% per annum for each month or partial month default on outstanding balances. Under the loan and security agreement, the Company must pay back any invoices that become uncollectable. As of December 31, 2025 and December 31, 2024, the Company’s collateralized and uncollateralized asset-based loan balance was $8,212,186 and $6,902,636, respectively. For the years ended December 31, 2025 and 2024, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $1,647,344 and $542,551, respectively. As of January 31, 2025 the Company’s revolving line of credit was increased from $7 million to $10.5 million with same interest rates noted above for collateralized and uncollateralized loan interest rates. The Company used the increase in its revolving line of credit to pay off the approximately $3.2 million note payable and accrued interest and fees with Decathlon. The Company paid off this asset-based loan completely in January 2026. See Note 18 for additional information regarding subsequent events.

Note 9. Contract assets and liabilities

As of December 31, 2025 and 2024, contract assets and contract liabilities consisted of the following:

	December 31,	December 31,
Contract assets	2025	2024

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset) that are subject to restrictions on invoicing, excluding retainage	$322,773	$1,331,194
Retainage included in contract assets due to being conditional on something other than solely passage of time	-	16,192
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	209,673	46,953
Total contract assets	$532,446	$1,394,339

During the year ended December 31, 2025, the Company invoiced and recognized into revenue substantially all contract asset balances from fiscal year 2024. The contract asset balance of $532,446 as of December 31, 2025 relates to services performed on contracts for which the Company does not yet have the contractual right to invoice as of the balance sheet date.

	December 31,	December 31,
Contract liabilities	2025	2024

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$186,537	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	-	16,192
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – related party	-	46,953
Total contract liabilities	$186,537	$63,145

During the year ended December 31, 2025, the Company recognized the full contract liability balance of $63,145 from fiscal year 2024 into revenue. The contract liability balance of $186,537 as of December 31, 2025 relates to a separate new contract and does not represent a continuation of the prior year balance.

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

As of December 31, 2025 and 2024, the Company recorded a refundable security deposit of $10,000 for its warehouse space and is included in other assets on the balance sheet.

The operating lease expense were as follows:

	Years ended December 31,
	2025	2024
Lease cost
Operating lease cost	$416,786	$384,237

Supplemental balance sheet information related to operating leases was as follows:

	December 31,	December 31,
	2025	2024
Operating lease right-of-use assets at inception	$856,787	$284,861
Accumulated amortization	(153,931)	(163,316)
Total operating lease right-of-use assets	$702,856	$121,545

Operating lease liabilities - current	$273,545	$121,544
Operating lease liabilities - non-current	434,695	-
Total operating lease liabilities	$708,240	$121,544

Right-of-use assets obtained in exchange for new operating lease liability	856,787	284,861

Weighted-average remaining lease term — operating leases (year)	2.42	0.41
Weighted-average discount rate — operating leases	6.50%	8.25%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year as of December 31, 2025 were as follows:

Total
Year Ended December 31,
2026	$309,920
2027	319,218
2028	134,641
Thereafter	-
763,779
Less: Imputed interest	(55,539)
Operating lease liabilities	$708,240

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party, CTC (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The Lease is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. On February 1, 2024, the Company extended the month-to-month Sublease agreement. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the years ended December 31, 2025 and 2024, the Company recorded $82,469 and $79,005 directly related to this short-term month to month lease to lease expenses.

Note 11. Notes Payable

Decathlon Note

On December 3, 2021, we entered into a Loan Assignment and Assumption Agreement, or Loan Assignment, with Decathlon Alpha IV, L.P., or Decathlon and CTC pursuant to which we assumed the Decathlon Note. In connection with our assumption of the Decathlon Note, CTC reduced the principal of the Note Payable – related party by $1.4 million for an aggregate principal balance of $2.6 million. The Company recorded a reclassification of $1,106,164 from Note Payable – related party to Note payable – non- current (Decathlon note) and recorded forgiveness of note payable – related party of $293,836.

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

During the years ended December 31, 2025 and 2024, the Company recorded interest expense of $69,945 and $1,192,481, respectively, which included an additional accrual estimate based on the principal and accrued but unpaid interest payment due when the note matures, and made payments of $0 and $150,000, respectively. During the year ended December 31, 2025, the Company also recorded $33,527 in legal and late fees associated with the January 31, 2025 payoff of the note payable. As of December 31, 2024, the Company recorded principal amount and accrued interest of $3,059,767 on the balance sheet, respectively. On January 31, 2025 the Company fully paid off principal amount, accrued interest and legal and late fees of $3,163,239. In addition, the Company released unpaid accrued interest of $100,000 and recognized other income of $100,000.

Note 12. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $1,607,014 and $798,942 for the years ended December 31, 2025 and 2024 and accounts receivable of $1,727,939 and $641,376 and contract asset of $209,673 and $46,953 and contract liability of $0 and $46,953 as of December 31, 2025 and 2024, respectively, from contracts entered into by CTC, a principal stockholder, and subcontracted to the Company for four customers.

Accounts Payable

As of December 31, 2025 and 2024, the Company owed $876,007 and $581,243 to related parties of which $527,476 in both periods relates to advances from CTC which are unsecured, due on demand and non-bearing-interest. See Note 18 for subsequent events related to these advances.

As of December 31, 2025 and 2024, the Company recorded accounts payable of $75,006 and $92,759, respectively, related to Q4 2025 and Q4 2024 Board of Director compensation payments.

Cost of Revenue and Operating expenses

For the years ended December 31, 2025 and 2024, the Company recorded cost of revenue to CTC of $1,619,275 and $712,669, and general and administrative expense of $0 and $93,476, respectively.

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and CTC. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The agreement was amended and the term of agreement was extended to June 30, 2025.

During the year ended December 31, 2025 and 2024, the Company recorded professional services of $203,270 and $160,221, respectively.

Sublease

On August 1, 2021, the Company entered into a sublease agreement with its related party, CTC (“Sublandlord”), whereby the Company subleases certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The sublease agreement is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the years ended December 31, 2025 and 2024, the Company recorded $82,469 and $79,005 directly related to this short-term month to month lease to lease expenses.

Note 13. Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given fleet, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the years ended December 31, 2025 and 2024 the Company recorded payments of $180,000 in Other General and Administrative expenses. These are eliminated upon consolidation.

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

Series A Convertible Preferred Stock

During the year ended December 31, 2024, 372 shares of Series A convertible preferred stock issued in fiscal year 2023 and a related dividend of $27,374 were converted into 106,748 shares of Class A common stock.

The Company had no shares of Series A Convertible preferred stock issued and outstanding as of December 31, 2025 and 2024.

Class A Common Stock

The Company had 65,324,055 and 15,956,816 shares of Class A common stock issued and outstanding as of December 31, 2025 and 2024, respectively.

Fiscal year 2025

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

December 2025 Public Offerings

On December 24, 2025, the Company completed an underwritten public offering of 19,230,800 shares of Class A common stock at a public offering price of $1.30 per share, for approximately $22.8 million of net proceeds.

On December 29, 2025, the Company completed an underwritten public offering of 10,800,000 shares of Class A common stock at a public offering price of $1.50 per share, for approximately $14.7 million of net proceeds.

In addition, during the year ended December 31, 2025, the Company issued 2,393,439 shares of Class A common stock as follows;

●	1,162,802 shares for exercise of pre-funded warrants and 1,359,876 shares for exercise of warrants, for which the Company received $3,037,246

●	16,533 shares to prior CFO and a non-independent Board member valued at $40,115

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

Class B Common Stock

The Company had 100,000 shares of Class B common stock issued and outstanding as of December 31, 2025 and 2024.

Warrants

Here are warrants issued during the years ended December 31, 2025 and 2024.

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

December 2025 offerings

The Company issued a total of 961,540 and 540,000 underwriter warrants exercisable after the December 22, 2025 and December 29, 2025 date of the offering agreement, for a period of five years at an exercise price per share of $1.625 and $1.875 in connection with the common stock sold, respectively. The Company recognized the value of 961,540 underwriter warrants of approximately $2.1 million and 540,000 underwriter warrants of Approximately $1.3 million as direct incremental costs of the offering and recorded as a reduction of additional paid in capital.

The Company concluded that the warrants met the requirements to be classified in stockholders’ equity. The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

	Years ended	Year ended
	December 31, 2025	December 31, 2024
Expected term	3.08 - 5.00 years	5 - 5.50 years
Expected average volatility	166 - 181%	177 - 188%
Expected dividend yield	-	-
Risk-free interest rate	3.52 - 3.95	3.97 - 4.32

A summary of activity of the warrants during the years ended December 31, 2025 and 2024 as follows:

	Number of	Weighted average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2023	233,816	$13.22	4.73
Granted	69,900	4.50	5.00
Granted	200	100.00	5.00
Granted	62,585	5.63	5.00
Granted	66,050	7.50	5.00
Granted	296,635	1.56	5.00
Granted	340,995	2.25	5.00
Granted	3,409,946	2.25	5.50
Granted (*)	1,162,802	2.25	5.50
Split – warrant granted in October 2023	516,012	1.25	-
Exercised (**)	(756,635)	3.25	-
Outstanding, December 31, 2024	5,402,306	$2.50	5.35
Granted - true up	6,571	1.00	3.08
Granted	357,150	1.31	5.00
Granted	490,000	1.25	5.00
Granted	961,540	1.63	5.00
Granted	540,000	1.88	5.00
Exercised *	(1,162,802)	2.25	-
Exercised	(1,214,104)	2.25	-
Outstanding, December 31, 2025	5,380,661	$2.20	4.52

Exercisable, December 31, 2025	5,380,661	$2.20	4.52

*	Prefunded warrants were not yet exercised as of December 31, 2024.

**	Prefunded warrants, 69,900, from January 2024 offering, are included in the direct sale of equity due to immediately exercised upon raise.

The intrinsic value of the warrants as of December 31, 2025 is approximately $6.5 million.

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

On August 1, 2025, the Company granted 10,000 options with an exercise price of $1.72, with a term of ten (10) years to exercise from the grant date to an employee of the Company. Options issued vest at 33% of shares subject to the option on each anniversary date, on August 1, 2026, 2027 and 2028.

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Expected term	3.50 - 6.00 years	3.50 years
Expected average volatility	180 - 189%	187%
Expected dividend yield	-	-
Risk-free interest rate	3.77 - 4.27%	4.14%

During the year ended December 31, 2025 and 2024, the Company granted 275,000 and 25,000 options valued at $620,489 and $95,325, respectively. During the year ended December 31, 2025 and 2024, the Company recognized stock option expense of $397,991 and $174,736, respectively, and as of December 31, 2025, $676,979 remains unamortized. The intrinsic value of the 329,752 options outstanding as of December 31 2025, is $165,250.

A summary of activity of the stock options during the years ended December 31, 2025 and 2024, is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2023	39,752	$16.42	4.64
Granted	25,000	4.12	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2024	64,752	$11.67	3.82
Granted	275,000	2.54	5.18
Exercised	-	-	-
Forfeited/canceled	(10,000)	2.57	-
Outstanding, December 31, 2025	329,752	$4.33	4.01

Exercisable options, December 31, 2025	44,976	$9.77	2.90

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

On August 1, 2025, the Company granted 10,000 RSUs to an employee of the Company, valued at $17,200. RSUs entitle the holder to receive a specified number of shares of the Company’s common stock and RSU issued vest 100% of shares subject to the RSU on the third anniversary date, on August 1, 2028. The $17,200 related to unvested RSU’s is expected to be recognized ratable over the service period of three years.

On August 1, 2025, the Company granted 50,567 RSUs to Company directors, valued at approximately $58,149. RSUs entitle the holder to receive a specified number of shares of the Company’s common stock and approximately 67% of these RSUs issued vested on the date granted with remaining vesting quarterly between October 1, 2026 and July 1, 2026. The expense related to unvested RSU’s is expected to be recognized ratably over the vesting period.

During the year ended December 31, 2025, the Company recognized stock compensation expense of $200,811 related to unvested RSUs. Stock compensation expense is expected to be recognized ratably over the remaining service period of 2.11 years. These RSUs are not included in shares outstanding.

Stock Award

During the year ended December 31, 2025, the Company recorded stock compensation expense of $170,000 for 86,548 shares restricted as part of an annual total stock award to be issued of 86,548 shares of Class A Common Stock to board member. Stock were fully vested as of December 31, 2025.

Note 15. Income tax

The Company has not made a provision for income taxes for the years ended December 31, 2025 and 2024, since the Company has the benefit of net operating losses in these periods and the Company changed from a limited liability partnership to a C corporation during 2021.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2025. The Company has incurred a net operating loss of $20,563,749. The net operating loss carry forwards can offset 80 percent of future taxable income and carryforward indefinitely as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code U.S. federal tax returns are closed by statute for years through 2014. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 5.5% in 2025 and 2024, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended
	December 31,
	2025		2024

Loss for the year	$(29,474,304)		$(17,524,056)

Income tax (recovery) at statutory rate	$(6,189,600)	21%	$(3,680,100)	21%
State income tax recovery, net of federal tax effect	(1,621,100)	6%	(963,800)	5%
Change in valuation allowance	7,810,700	-27%	4,643,900	-26%
Income tax expense per books	$-	0%	$-	0%

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2025	2024

Net operating loss carryforward	$20,563,749	$12,753,049
Valuation allowance	(20,563,749)	(12,753,049)
Net deferred tax asset	$-	$-

Note 16. Segment

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

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	Years Ended
	December 31,
	2025	2024	Change	%
Revenue	$3,383,878	$4,672,646	$(1,288,768)	(28)%
Cost of revenue	9,076,445	6,141,657	2,934,788	48%
Gross Profit (Loss)	(5,692,567)	(1,469,011)	(4,223,556)	288%
Gross Profit Percentage	(168)%	(31)%	(137)%	435%

Operating expense	22,315,569	14,249,870	8,065,699	57%
Other expense	(1,466,168)	(1,805,175)	339,007	(19)%
Net loss	$(29,474,304)	$(17,524,056)	$(11,950,248)	68%

	Years Ended
	December 31,
	2025	2024	Change	%
Operating expenses
Payroll expenses	$9,967,506	$6,978,930	$2,988,576	43%
Sales and marketing expenses	160,426	193,942	(33,516)	(17)%
Lease expense	423,409	386,520	36,889	10%
Professional fees	737,401	1,105,930	(368,529)	(33)%
General and administrative expense	6,516,147	5,584,548	931,599	17%
Impairment loss on property and equipment	4,510,680	-	4,510,680	-
Total	$22,315,569	$14,249,870	$8,065,699	57%

Note 17. Concentration

As of December 31, 2025 and 2024, and for the years ended December 31, 2025 and 2024, customer concentrations (more than 10%) were as follows:

	Percentage of Revenue		Percentage of
	For the years ended		Accounts Receivable
	December 31,		December 31,	December 31,
	2025	2024	2025	2024
Bechtel	14%	40%	9%	13%
Craig Technologies	47%	8%	86%	44%
TNO	-	18%	-	34%
Total (as a group)	61%	66%	95%	92%

Note 18. Subsequent events

In January 2026, the Company issued 1,095,797 shares of Class A common stock upon the exercise of warrants from the November and December 2024 capital raises, for proceeds of approximately $1.7 million. The Company also paid off the outstanding asset-based loan balance in full in January 2026. In February 2026, the Company repaid the $527,476 in advances owed to CTC. Management evaluated all other events subsequent to the balance sheet date and through the date the financial statements were available to be issued and determined there have been no additional events that would require adjustment to or additional disclosure in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Due to the identified areas to be remediated below, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

Remediation

Management is undertaking multiple corrective actions to address ineffective controls and procedures, including strengthening, redesigning and automating controls, enhancing training and increasing management oversight to address root causes. Key actions involve increased segregation of duties, implementation of robust reconciliations, upgrades to systems and validation of system-generated data.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2026 (the “2026 Proxy Statement”), under the heading “Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

41

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement under the headings “Family Relationships and other Arrangements.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2026.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 24, 2021 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 16, 2021 (incorporated by reference to Exhibit 3.3 to Form 10-K filed with the SEC on April 5, 2022)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Form 10-K filed with the SEC on April 5, 2022)
3.5	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 13, 2023)

42

3.6	Amendment No. 2 to Amended and Restated Bylaws of Sidus Space, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 13, 2023
3.7	Amendment to Amended and Restated Bylaws, as amended, of Sidus Space, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on June 23, 2025)
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed with the SEC on April 5, 2022)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Form S-1 filed with the SEC on March 27, 2023).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on October 13, 2023).
10.1	Sidus Space, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-K filed with the SEC on April 5, 2022)
10.2	Revenue Loan and Security Agreement dated December 1, 2021 by and among Sidus Space, Inc., Carol Craig and Decathlon Alpha IV, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.3	Loan Assignment and Assumption Agreement dated December 1, 2021 by and between Decathlon Alpha IV, L.P., Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.4	Loan Agreement dated May 1, 2021 by and between Sidus Space, Inc. and Craig Technical Consulting, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.5	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.6	Lease Agreement dated as of November 29, 2016 between 400 W. Central LLC and Craig Technologies Properties, LLC (assigned to Sidus Space, Inc.) (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.7	Lease Agreement dated as of May 21, 2021 between 400 W. Central LLC and Sidus Space, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021).
10.8	Commercial Sublease Agreement dated August 1, 2021 by and between Sykes Creek Limited Partnership, Craig Technical Consulting, Inc. and Sidus Space, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.9#	NASA Contract Award dated November 5, 2018 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
10.10+	Employment Agreement between Sidus Space, Inc. and Carol Craig dated December 16, 2021 (incorporated by reference to Exhibit 10.10 to Form 10-K filed with the SEC on April 5, 2022)
10.11	Sales Agreement dated February 26, 2026 by and between Sidus Space, Inc. and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 26, 2026)
10.12	First Amendment to Revenue Loan and Security Agreement dated November 16, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 6, 2023).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed with the SEC on April 5, 2022)
19.1	Sidus Space, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed with the SEC on March 31, 2025)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Form S-1 filed with the SEC on December 3, 2021)
23.1	Consent of Fruci & Associates II, PLLC
24	Power of Attorney (included on signature page hereto).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed with the SEC on March 27, 2024)
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

+ Management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

43

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2026.

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

Signature	Title	Date

/s/ Carol Craig	Chief Executive Officer (Principal Executive Officer)	March 31, 2026
Carol Craig

/s/ Adarsh Parekh	Chief Financial Officer	March 31, 2026
Adarsh Parekh	(Principal Financial and Accounting Officer)

/s/ Leonardo Riera	Director	March 31, 2026
Leonardo Riera

/s/ Tiffany Norwood	Director	March 31, 2026
Tiffany Norwood

/s/ Kelle Wendling	Director	March 31, 2026
Kelle Wendling

/s/ Jeffrey Shuman	Director	March 31, 2026
Jeffrey Shuman

/s/ Lavanson Coffey	Director	March 31, 2026
Lavanson Coffey

44