Form 10-Q
period 2026-03-31
Sidus Space Inc.
filed 2026-05-15
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of Class A and B common shares outstanding as of May 14, 2026 was 80,764,854 and 100,000, respectively.

SIDUS SPACE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash	$27,349,756	$43,175,996
Accounts receivable	215,916	272,831
Accounts receivable - related parties	1,254,447	1,727,939
Contract asset	81,241	322,773
Contract asset - related party	119,306	209,673
Prepaid and other current assets	4,137,358	4,979,378
Total current assets	33,158,024	50,688,590

Property and equipment, net	17,260,377	14,184,379
Operating lease right-of-use assets	635,143	702,856
Intangible asset	398,135	398,135
Other assets	141,366	116,751
Total Assets	$51,593,045	$66,090,711

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$3,352,995	$5,472,464
Accounts payable and accrued interest - related party	50,240	876,007
Contract liability	161,299	186,537
Contract liability - related party	28,292	-
Asset-based loan liability	-	8,212,186
Operating lease liability	280,324	273,545
Total current liabilities	3,873,150	15,020,739

Operating lease liability - non-current	362,510	434,695
Total Liabilities	4,235,660	15,455,434

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding
Series A convertible preferred stock: 2,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock: 210,000,000 authorized; $0.0001 par value
Class A common stock: 200,000,000 shares authorized; 66,419,851 and 65,324,055 shares issued and outstanding, respectively	6,642	6,532
Class B common stock: 10,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	142,389,868	140,456,263
Accumulated deficit	(95,039,135)	(89,827,528)
Total Stockholders’ Equity	47,357,385	50,635,277
Total Liabilities and Stockholders’ Equity	$51,593,045	$66,090,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025

Revenue	$250,155	$160,704
Revenue - related parties	109,217	77,790
Total - revenue	359,372	238,494
Cost of revenue	1,409,445	1,866,972
Gross loss	(1,050,073)	(1,628,478)

Operating expenses
Selling, general and administrative	4,419,637	4,444,442
Total operating expenses	4,419,637	4,444,442

Net loss from operations	(5,469,710)	(6,072,920)

Other income (expense)
Other income	81,846	100,000
Interest expense	(879)	(75,407)
Interest income	195,613	66,345
Asset-based loan expense	(18,477)	(432,645)
Total other income (expense)	258,103	(341,707)

Loss before income taxes	(5,211,607)	(6,414,627)
Provision for income taxes	-	-
Net loss	(5,211,607)	(6,414,627)

Dividend on Series A preferred Stock	-	-
Net loss attributed to stockholders	$(5,211,607)	$(6,414,627)

Basic and diluted loss per common share	$(0.08)	$(0.35)
Basic and diluted weighted average number of common shares outstanding	66,583,190	18,228,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2026

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2025	65,324,055	$6,532	100,000	$10	$140,456,263	$(89,827,528)	$50,635,277

Class A common stock issued for exercise of warrants	1,095,796	110	-	-	1,718,478	-	1,718,588
Vested officers compensation	-	-	-	-	135,049	-	135,049
Stock option expense	-	-	-	-	80,078	-	80,078
Net loss	-	-	-	-	-	(5,211,607)	(5,211,607)
Balance - March 31, 2026	66,419,851	$6,642	100,000	$10	$142,389,868	$(95,039,135)	$47,357,385

For the Three Months Ended March 31, 2025

					Additional
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2024	15,956,816	$1,597	100,000	$10	$83,887,682	$(60,353,224)	$23,536,065

Class A common stock issued for exercise of warrants	2,231,134	223	-	-	2,381,024	-	2,381,247
Vested officers compensation	16,533	1	-	-	115,791	-	115,792
Stock option expense	-	-	-	-	136,452	-	136,452
Net loss	-	-	-	-	-	(6,414,627)	(6,414,627)
Balance - March 31, 2025	18,204,483	$1,821	100,000	$10	$86,520,949	$(66,767,851)	$19,754,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025

Cash Flows From Operating Activities:
Net loss	$(5,211,607)	$(6,414,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	215,127	252,244
Depreciation and amortization	611,606	934,673
Non-cash fees on asset-based loan	-	20,243
Changes in operating assets and liabilities:
Accounts receivable	56,915	366,047
Accounts receivable - related party	473,492	(6,566)
Inventory	-	112,744
Contract asset	241,532	9,332
Contract asset - related party	90,367	-
Prepaid expenses and other assets	817,405	1,258,675
Accounts payable and accrued liabilities	(2,119,469)	255,041
Accounts payable and accrued liabilities - related party	(825,767)	21,172
Contract liability	(25,238)	(16,192)
Contract liability - related party	28,292	-
Changes in operating lease assets and liabilities	2,307	1
Net Cash used in Operating Activities	(5,645,038)	(3,207,213)

Cash Flows From Investing Activities:
Purchase of property and equipment	(3,687,604)	(2,978,308)
Net Cash used in Investing Activities	(3,687,604)	(2,978,308)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	-	2,381,247
Proceeds from exercise of warrants	1,718,588	-
Proceeds from asset-based loan agreement	-	3,289,744
Repayment of asset-based loan agreement	(8,212,186)	(417,981)
Repayment of notes payable	-	(3,059,767)
Net Cash provided by (used in) Financing Activities	(6,493,598)	2,193,243

Net change in cash	(15,826,240)	(3,992,278)
Cash, beginning of period	43,175,996	15,703,579
Cash, end of period	$27,349,756	$11,711,301

Supplemental cash flow information
Cash paid for interest	$28,626	$5,462
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2025, contained in the Company’s Form 10-K filed on April 1, 2026.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, the fair value of and/or potential Satellite impairment of property and equipment; product life cycles; useful lives of our property and equipment; allowances for doubtful accounts; fair value calculation of warrant; and the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2026, was $26.7 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company has also mitigated some of the risk through the use of a premium savings account. This account is used for amounts that are over a set balance maintained in the Company’s general operating account. Balances in the premium savings account are insured up to $150 million.

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

During the three months ended March 31, 2026 and 2025, the Company did not record bad debt. The Company’s allowance for doubtful accounts balance as of March 31, 2026 and December 31, 2025 was $0.

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

Long-Lived Assets

Long-lived assets are evaluated to verify no changed to status of LS-2 indicating impairment that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. As of March 31, 2026 and December 31, 2025, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

The Company’s revenues were primarily derived from manufacturing, engineering services, AI-related products and services, and space-related products and services including technology hosting. For the three months ended March 31, 2026 and 2025, revenue across these sources was as follows:

	March 31,	March 31,
	2026	2025
Manufacturing	$220,933	$235,017
Engineering Services	500	3,477
AI-related Products and Services	7,167	-
Space-related Products and Services Including Technology Hosting	130,772	-
Total	$359,372	$238,494

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

For the three months ended March 31, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2026	2025
	(Shares)	(Shares)
Warrants	3,815,484	3,171,172
Stock Option	261,667	329,752
Restricted Stock Units (RSU)	314,526	-

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

As of March 31, 2026 and December 31, 2025, Aurea’s assets and liabilities are as follows:

	March 31,	December 31,
	2026	2025
Assets
Cash	$119,297	$33,928
Prepaid and other current assets	12,900	14,409
	$132,197	$48,337

Liability
Accounts payable and other current liabilities	$34,931	$79,619

For the three months ended March 31, 2026 and 2025, Aurea’s net loss was $55,532 and $39,984, respectively.

Note 4. Prepaid expense and Other current assets

As of March 31, 2026 and December 31, 2025, prepaid expense and other current assets are as follows:

	March 31,	December 31,
	2026	2025
Prepaid insurance	$175,356	$277,899
Prepaid components	731,660	1,418,393
Prepaid satellite services & licenses	2,671,656	2,724,513
Prepaid software	351,312	205,459
Other current assets	207,374	353,114
	$4,137,358	$4,979,378

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $879 and $5,462 related to financing of our prepaid insurance policies.

Note 5. Property and Equipment

As of March 31, 2026 and December 31, 2025, property and equipment consisted of the following:

	March 31,	December 31,
	2026	2025
Office equipment	$17,061	$17,061
Computer equipment	46,285	46,285
Vehicle	35,424	35,424
Software	1,131,091	1,131,091
Machinery	3,257,764	3,257,764
Leasehold improvements	397,536	397,536
Satellite and related software	8,041,931	8,041,931
Construction in progress	10,922,219	7,234,615
	23,849,311	20,161,707
Accumulated depreciation	(6,588,934)	(5,977,328)
Property and equipment, net of accumulated depreciation	$17,260,377	$14,184,379

As of March 31, 2026 and December 31, 2025, construction in progress represents components to be used in the manufacturing of our satellites.

Depreciation expense of property and equipment for the three months ended March 31, 2026 and 2025 is $611,606 and $934,673 of which $518,637 and $836,355 are included as components of cost of revenue, respectively.

During the three months ended March 31, 2026 and 2025, the Company purchased assets of $3,687,604 and $2,978,308, respectively.

Note 6. Accounts payable and other current liabilities

As of March 31, 2026 and December 31, 2025, accounts payable and other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$1,698,403	$3,853,699
Payroll liabilities	1,471,159	1,456,179
Credit card liability	79,880	28,202
Other payable	90,166	55,922
Dividend payable	-	63,996
Payable for purchase of property and equipment	13,387	14,469
	$3,352,995	$5,472,464

Note 7. Asset-based loan

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

The Company paid off this asset-based loan completely in January 2026. As of March 31, 2026 and December 31, 2025, the Company’s collateralized and uncollateralized asset-based loan balance was $0 and $8,212,186, respectively. For the three months ended March 31, 2026 and 2025, the costs and interest incurred by the Company in connection with the loan and security agreement activities were $18,477 and $432,645, respectively.

Note 8. Contract assets and liabilities

As of March 31, 2026 and December 31, 2025, contract assets and contract liabilities consisted of the following:

	March 31,	December 31,
Contract assets	2026	2025

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset) that are subject to restrictions on invoicing, excluding retainage	$81,241	$322,773
Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset) that are subject to restrictions on invoicing, excluding retainage – related party	119,306	209,673
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	-	-
Total contract assets	$200,547	$532,446

The contract asset balance of $200,547 as of March 31, 2026 relates to services performed on contracts for which the Company does not yet have the contractual right to invoice as of the balance sheet date.

	March 31,	December 31,
Contract liabilities	2026	2025

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$161,299	$186,537
Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage – related party	$28,292	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – related party	-	-
Total contract liabilities	$189,591	$186,537

The contract liability balance of $161,299 as of March 31, 2026 relates to a separate new contract and does not represent a continuation of the prior year balance. The contract liability balance of $28,292 relates to a separate new contract and does not represent a continuation of the prior year balance with related parties.

Note 9. Leases

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

As of March 31, 2026 and December 31, 2025, the Company recorded a refundable security deposit of $10,000 for its warehouse space and is included in other assets on the balance sheet.

The operating lease expense were as follows:

	Three months ended March 31,
	2026	2025
Lease cost
Operating lease cost	$113,203	$101,442

Supplemental balance sheet information related to operating leases was as follows:

	March 31,	December 31,
	2026	2025
Operating lease right-of-use assets at inception	$856,787	$856,787
Accumulated amortization	(221,644)	(153,931)
Total operating lease right-of-use assets	$635,143	$702,856

Operating lease liabilities - current	$280,324	$273,545
Operating lease liabilities - non-current	362,510	434,695
Total operating lease liabilities	$642,834	$708,240

Right-of-use assets obtained in exchange for new operating lease liability	-	-

Weighted-average remaining lease term — operating leases (years)	2.17	2.42
Weighted-average discount rate — operating leases	6.50%	6.50%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year as of March 31, 2026, were as follows:

Total
Year Ended December 31,
2026	$233,773
2027	319,218
2028	134,641
Thereafter	-
687,632
Less: Imputed interest	(44,798)
Operating lease liabilities	$642,834

Sublease

On August 1, 2021, the Company entered into a Sublease Agreement with its related party, CTC (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The sublease agreement is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. On February 1, 2024, the Company extended the month-to-month Sublease agreement. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the three months ended March 31, 2026 and 2025, the Company recorded $33,419 and $20,510 directly related to this short-term month to month lease to lease expenses.

Note 10. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $109,217 and $77,790 for the three months ended March 31, 2026 and 2025 and accounts receivable of $1,254,447 and $1,727,939, contract asset of $119,306 and $209,673 and contract liability of $28,292 and $0 as of March 31, 2026 and December 31, 2025, respectively, from contracts entered into by CTC, a principal stockholder, and subcontracted to the Company for four customers.

Accounts Payable

As of March 31, 2026 and December 31, 2025, the Company owed $50,240 and $876,007, respectively, to related parties of which $0, and $527,476, respectively, relates to advances from CTC which are unsecured, due on demand and non-bearing-interest.

As of March 31, 2026 and December 31, 2025, the Company recorded accounts payable of $62,500 and $75,006 , respectively, related to Q1 2026 and Q4 2025 Board of Director compensation payments.

Cost of Revenue

For the three months ended March 31, 2026 and 2025, the Company recorded cost of revenue to CTC of $31,142 and $37,687, respectively.

Professional Service Agreements

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and CTC. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The agreement was amended and the term of agreement was extended to June 30, 2025.

During the three months ended March 31, 2026 and 2025, the Company recorded professional services of $26,043 and $34,288, respectively.

Sublease

On August 1, 2021, the Company entered into a sublease agreement with its related party, CTC (“Sublandlord”), whereby the Company subleases certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The sublease agreement is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the three months ended March 31, 2026 and 2025, the Company recorded $33,419 and $20,510, respectively, directly related to this short-term month to month lease to lease expenses.

Note 11. Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given fleet, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the three months ended March 31, 2026 and 2025 the Company recorded payments of $45,000 in Other General and Administrative expenses. These are eliminated upon consolidation.

Note 12. Stockholder’s Equity

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

Series A Convertible Preferred Stock

The Company had no shares of Series A Convertible preferred stock issued and outstanding as of March 31, 2026 and December 31, 2025.

Class A Common Stock

The Company had 66,419,851 and 65,324,055 shares of Class A common stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

Fiscal year 2026

For the three months ended March 31, 2026, the Company issued 1,095,796 shares of Class A common via cash and cashless exercise of warrants, for proceeds of approximately $1.7 million.

Class B Common Stock

The Company had 100,000 shares of Class B common stock issued and outstanding as of March 31, 2026 and December 31, 2025.

Warrants

There were no warrants issued during the three months ended March 31, 2026.

A summary of activity of the warrants during the three months ended March 31, 2026 as follows:

	Number of	Weighted average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2025	5,380,661	$2.20	4.52
Exercised	(1,399,534)	2.10	-
Outstanding, March 31, 2026	3,981,127	$2.23	4.38

Exercisable, March 31, 2026	3,981,127	$2.23	4.38

The intrinsic value of the warrants as of March 31, 2026 is approximately $1.9 million.

Stock Options

During the three months ended March 31, 2026, the Company did not grant any options. During the three months ended March 31, 2026 and 2025, the Company recognized stock option expense of $80,078 and $136,452, respectively, and as of March 31, 2026, $566,247 remains unamortized. The intrinsic value of the 316,419 options outstanding as of March 31, 2026, is $6,000.

A summary of activity of the stock options during the three months ended March 31, 2026, is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2025	329,752	$4.33	4.01
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	(13,333)	-	-
Outstanding, March 31, 2026	316,419	$4.35	3.79

Exercisable options, March 31, 2026	129,976	$5.06	3.43

Restricted Stock Unit (RSU)

During the three months ended March 31, 2026, the Company granted 3,922 RSUs of which 1,961 vested on March 31, 2026 and 1,961 is expected to vest on June 30, 2026. During the three months ended March 31, 2026 and 2025, the Company recognized stock compensation expense of $135,049 and $75,677 related to unvested RSUs. Stock compensation expense is expected to be recognized ratably over the remaining service period of 1.71 years. These RSUs are not included in shares outstanding.

A summary of activity of the RSUs during the three months ended March 31, 2026, is as follows:

	RSUs Outstanding
	Number of	Weighted Average
	RSUs	Fair value
Outstanding, December 31, 2025 (as previously reported)	326,425	$2.09
Prior period adjustment	33,880	2.09
Granted	3,922	2.55
Vested	(27,801)	1.70
Forfeited/canceled	(21,900)	1.84
Outstanding, March 31, 2026	314,526	$2.29

During the three months ended March 31, 2026, the Company identified and recorded a prior period adjustment of 33,880 RSUs.

Stock Award

During the three months ended March 31, 2026 and 2025, the Company recorded stock compensation expense of $42,500 and $39,166 for 23,269 and 15,359 shares restricted as part of an annual total stock award to be issued of $170,000 worth of shares of Class A Common Stock to board member, respectively. Stock shall vest every quarterly period end.

Note 13. Selling, General, Administrative Expenses

For the three months ended March 31, 2026 and 2025, selling, general and administrative expenses consisted as follows:

	Three Months Ended
	March 31,
	2026	2025
Operating expenses
Payroll expenses	$2,312,076	$2,508,800
Sales and marketing expenses	47,491	54,088
Lease expense	113,203	101,442
Professional fees	301,400	208,475
General and administrative expense	1,645,467	1,571,637
Total	$4,419,637	$4,444,442

Note 14. Segment

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025	Change	%
Revenue	$359,372	$238,494	$120,878	51%
Cost of revenue	1,409,445	1,866,972	(457,527)	(25)%
Gross Profit (Loss)	(1,050,073)	(1,628,478)	578,405	(36)%
Gross Profit Percentage	(292%)	(683%)	391%	(57)%

Operating expense	4,419,637	4,444,442	(24,805)	(1)%
Other income (expense)	258,103	(341,707)	599,810	(176)%
Net loss	$(5,211,607)	$(6,414,627)	$1,203,020	(19)%

	Three Months Ended
	March 31,
	2026	2025
Operating expenses
Payroll expenses	$2,312,076	$2,508,800
Sales and marketing expenses	47,491	54,088
Lease expense	113,203	101,442
Professional fees	301,400	208,475
General and administrative expense	1,645,467	1,571,637
Total	$4,419,637	$4,444,442

Note 15. Concentration

As of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025, customer concentrations (more than 10%) were as follows:

	Percentage of Revenue		Percentage of
	For the three months ended		Accounts Receivable
	March 31,		March 31,	December 31,
	2026	2025	2026	2025
Bechtel	-%	25%	1%	9%
Craig Technologies	48%	23%	85%	86%
Lonestar Data Holdings, Inc	23%	-%	9%	-%
Xiomas Technologies	-%	15%	-%	-%
Teledyne Marine	16%	-%	4%	-%
Total (as a group)	87%	63%	100%	95%

Note 16. Subsequent Events

On April 21, 2026, the Company completed a registered direct offering of 11,228,700 shares of Class A common stock and 2,225,000 pre-funded warrants, for net proceeds of approximately $53,916,703. On April 28, 2026, the Company entered into a five-year lease agreement for office space in Cape Canaveral, Florida, commencing May 1, 2026.

On May 11, 2026, Adarsh Parekh resigned as the Chief Financial Officer of the Company, effective June 1, 2026, to pursue a different role in a different geography. The Company has initiated a search for a new Chief Financial Officer. Effective June 1, 2026, John Burke, has been appointed as the Interim Chief Financial Officer.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

During the three months ended March 31, 2026, our operating activities were focused on advancing satellite programs, supporting customer manufacturing and engineering contracts, expanding mission operations capabilities, and continuing to invest in artificial intelligence-enabled computing and data processing technologies. These initiatives required significant upfront investment in personnel, infrastructure, product development, and regulatory compliance, which impacted operating results and liquidity during the period.

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

Products and Services

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

Key Achievements to date

Mission and Satellite Milestones:

●	Successfully launched LizzieSat-3 (LS-3) on March 14, 2025, aboard SpaceX Transporter-13 rideshare mission, marking the third satellite added to Sidus’ on-orbit satellite fleet.
●	Completed successful bus-level commissioning of LS-3, including verification of hybrid 3D-printed structural subsystems and onboard AI-enhanced processing capabilities.
●	Established communications with customer payloads on LS-3, enabling real-time mission tasking and data delivery.
●	Commissioned the Automatic Identification System (AIS) sensor on LS-3, confirming maritime domain awareness capability.
●	Received successful on-orbit images during commissioning of the HEO USA NEI imager aboard LS-3, validating imaging payload performance.

Advanced Computing, AI and VPX Platform Development:

●	Introduced Sidus VPX technology, including:
◌ Sidus Single Board Computer (SSBC): a SOSA-aligned, OpenVPX-based computing module.
◌ Position, Navigation, and Timing (PNT) Card: designed to support operations in GPS-denied or contested environments.
●	Launched the Orlaith™ AI Ecosystem, integrating FeatherEdge™ hardware with Cielo™ AI software for near real-time analytics across space, air, land, and sea domains.
●	Completed commissioning of FeatherEdge™ GEN-2, the Company’s next-generation onboard edge compute platform.
●	Completed design of FeatherEdge™ 248Vi, advancing scalable AI/ML processing for space and defense applications.
●	Received a Notice of Allowance for the Modular Satellite Platform patent, strengthening intellectual property protection for Sidus’ adaptable satellite architecture.
●	Expanded the Company’s intellectual property portfolio through continued filings supporting modular satellite manufacturing, ruggedized multi-domain compute architectures, and AI-enabled mission payloads. As of fiscal year 2025, Sidus holds 15 issued patents and 11 pending patent applications.

Lunar and GEO Program Progress:

●	Amended and extended the Lonestar Holdings lunar satellite manufacturing contract, increasing the total value to $120 million.
●	Signed a contract to integrate the Lonestar Commercial Pathfinder Mission onto LizzieSat-5.
●	Completed System Requirements Review (SRR) and mission kickoff for Lonestar’s Pathfinder program, with initial milestone payment received.
●	Unveiled LunarLizzie™, an 800+-kg-class next-generation lunar spacecraft featuring on-orbit AI for near real-time intelligence.
●	Executed a Memorandum of Understanding (MOU) with Saturn Satellite Networks to support development of a next-generation GEO satellite platform.

Strategic Partnership and International Expansion:

●	Executed an MOU with Reflex Aerospace to explore joint satellite fleet services and expand global mission offerings.
●	Expanded partnership with Little Place Labs, enabling near real-time maritime intelligence through LizzieSat-powered vessel detection capabilities.
●	Partnered with VORAGO Technologies to advance radiation-hardened computing for scalable space and defense infrastructure.
●	Maintained multi-launch agreement with SpaceX, securing access to reliable, recurring rideshare opportunities.
●	Strengthened the Company’s global customer pipeline, with increased demand for dual-use, SOSA-aligned hardware across commercial and defense markets.

Government and Defense Contracts:

●	Awarded a ten-year Indefinite Delivery / Indefinite Quantity (IDIQ) contract with Tobyhanna Army Depot (TYAD) to provide fabrication and on-call support for:
	◌	Electrical harnesses and cable assemblies.
	◌	Mechanical components and assemblies.
	◌	Welding services.
●	Secured a subcontractor role with MobLobSpace under NASA’s SBIR Radar Initiative, utilizing LizzieSat as the hosting platform.
●	Named a contract awardee under the Missile Defense Agency (MDA) Scalable Homeland Innovative Enterprise Layered Defense (SHIELD) IDIQ, a homeland defense program with a total potential ceiling of $151 billion.

Hardware Deliveries and Engineering Execution:

●	Completed delivery of additional final hardware enclosures for NASA’s Mobile Launcher 2, supporting Artemis-related infrastructure.
●	Continued expansion of dual-use hardware production, increasing orders for SOSA-aligned compute modules and subsystem architectures.
●	Delivered a custom FeatherEdge Data Processing Unit (DPU) for Xiomas Technologies under a NASA Phase II Sequential Award, alongside advanced software and a completed final technical report supporting thermal imaging missions.

Mission Operations:

●	Fully staffed and operationalized Sidus’ 24/7 Mission Control Center, increasing capacity for continuous spacecraft monitoring, health management, and tasking.
●	Initiated early-stage customer demonstrations and trials across defense and commercial space sectors, showcasing multi-domain operational capabilities.

Leadership and Organizational Changes:

●	Elected Kelle Wendling, a seasoned aerospace and defense executive with more than three decades of leadership and government contracting experience, to the Board of Directors, effective January 1, 2026.

●	On May 11, 2026 Adarsh Parekh resigned as the Chief Financial Officer of the Company, effective June 1, 2026 to pursue a different role in a different geography. We have initiated a search for a new Chief Financial Officer. Effective June 1, 2026, John Burke has been appointed as the Interim Chief Financial Officer.

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

Expanding Commercial Satellite Operations

Our goal is to enable customers to meet their mission objectives with cost-effective solutions and to help them understand how space-based data can be impactful to day-to-day business. Our strategy includes increasing the demand downstream by starting out as end user focused. While others are focused on a data verticalization strategy specializing in key sectors or a problem set, we believe that flexibility in production, low-cost, standardized design and offering ‘Space Access Reimagined’ for consumers will provide a scalable model for growth. In just over two years, we successfully launched and began operations with three LizzieSat® multi-mission satellites for a multi-mission fleet. Designed to be modular, flexible, and cost-effective, our proven LizzieSat® platform enables rapid mission configuration and scalability across a wide range of satellite sizes, efficiently addressing unique mission requirements. Built with several proprietary Sidus designs for reusable core components, our smart vertical integration provides greater control over the supply chain, ensuring seamless integration of all components—whether developed in-house or sourced externally. This integrated approach offers a distinct advantage over competitors who rely on purchasing and integrating hardware, software, and subsystems from multiple vendors.

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

In 2024 and 2025, we completed commissioning of FeatherEdge™ GEN-2 and activated AI edge-computing capabilities on all three LizzieSat® satellites. Further expanding the capabilities of our satellite fleet, we implemented the SatLab A/S second-generation automated identification system (AIS) technology into the LizzieSat® satellite fleet. AIS technology uses sophisticated systems on board marine vessels to identify and track ships to prevent collisions and protect life at sea. The integration of this technology, combined with data from optical sensors on board LizzieSat®, enables unique vessel tracking and monitoring solutions while providing valuable information about ship movements in real time. In addition to AIS technology, we have integrated visual spectrum and multispectral imagers into our sensor suite and expect to expand the sensors to include software defined multispectral or hyperspectral sensors for future satellite missions.

The Company maintains regulatory authorizations from the FCC, NOAA, and ITU supporting current and planned satellite missions. These authorizations enable our current on-orbit operations and support future satellite deployments across LEO, GEO, cislunar, and lunar mission plans.

We currently have several satellites in production and expect to launch 2-3 LizzieSat® satellites ranging from 100kg to 400kg over the next three years. We are also actively building satellites for additional customer missions, including under our Lonestar Holdings lunar satellite manufacturing program.

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

Vertically Integrated Space Infrastructure Manufacturing

We are designing, developing, manufacturing, and operating a fleet of proprietary smallsats in addition to designing and building variations of our satellites for other customer missions. These satellites are designed for multiple missions and customers and form the foundation of our satellite platform. Our initial satellites weigh approximately 100 kilograms each and are designed to be more functional than cubesats and nanosatellites and less expensive to manufacture than our competitors. In addition to our own hybrid 3D printed, modular satellites, we are designing and manufacturing customized satellites using our standard design for LEO and lunar applications for customers that include government and commercial entities.

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

We design and manufacture satellites at our Cape Canaveral facility. Our current configuration and facility is designed to manufacture multiple satellites per month. Our vertical integration enables us to control our satellites through the entire design, manufacturing, and operation process. Our years of experience manufacturing space hardware means we can leverage our manufacturing expertise and commercial best practices for satellite production. Additionally, leveraging both in-house and partner-provided subsystem components and in-house design and integration services as well as operational support of satellites on orbit, provides turn-key delivery of satellites to offer “concept to fleet” in months instead of years. Specifically, our offerings are expected to encompass all aspects of hosted satellite and fleet services, including hosting customer technologies onto our satellites, and delivering data and fleet services to customers from our space platform. These services are expected to allow customers to focus on developing innovative technologies rather than having to design or develop complete satellite buses or fleets. Additionally, we provide ancillary services that include telemetry, tracking and control, communications, processing, as well as software development and maintenance.

Our patented space-related technologies include a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on earth, the moon, Mars, some asteroids, and other terrestrial planets and moons. We continue to patent our products including our satellites, external platforms and other innovations. We hold 15 issued patents and 11 pending patent applications as of March 31, 2026.

Revenue Generation

We generate revenue by selling technology space on our satellite platform, providing engineering and systems integration services to strategic customers on a project-by-project basis, and manufacturing space hardware for other space and defense entities to include satellites. Additionally, we intend to add to our revenue by selling geospatial data and actionable intelligence captured through our satellite fleet. This support is typically contracted to both commercial and government customers under fixed price contracts and often includes other services. Due to the size and capacity of our satellite, we plan to expand the diverse array of sensors on each satellite such as Multispectral and Hyperspectral Earth Observing Imagers, Maritime Vessel RF Tracking receivers, UHF IoT Transceivers, Optical Communications systems, and others. Integrating multiple sensors and technologies on a single multi-mission satellite can simultaneously address the needs of multiple customers and their requirements.

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

Environmental, social, and corporate governance

We have been in business for over twelve years manufacturing space hardware and components, and in that time, implementation of policies and processes to mitigate environmental impact have been of upmost importance. Furthermore, since our inception, we have recognized the value of our employees and have always prioritized employee well-being through facets such as excellent benefits, programs, educational assistance, and insurance of a safe and healthy work environment. We also understand that our efforts to promote value and well-being are not limited to our employees. We are committed to the communities we belong to both locally and professionally. We have formalized this commitment, providing tangible benefits back to the community that supports us.

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

Continue to penetrate international markets. We have expanded our strategic focus to include international markets, actively building a pipeline of prospective partnerships with small, underrepresented governments and global companies that can benefit from our expertise and services. As part of this initiative, we have signed partnership agreements with companies in Germany, Japan, India, Spain, the Netherlands, and Belgium to explore potential joint venture opportunities.

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

Comparison of quarter ended March 31, 2026, to quarter ended March 31, 2025

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	March 31,
	2026	2025	Change	%
Revenue	$359,372	$238,494	$120,878	51%
Cost of revenue	1,409,445	1,866,972	(457,527)	(25)%
Gross Profit (Loss)	(1,050,073)	(1,628,478)	578,405	(36)%
Gross Profit Percentage	(292)%	(683)%

Selling, General & Administrative expense	4,419,637	4,444,442	(24,805)	(1)%
Other income (expense)	258,103	(341,707)	599,810	(176)%
Net loss	$(5,211,607)	$(6,414,627)	$1,203,020	(19)%

Revenue

Total revenue for the three months ended March 31, 2026 increased approximately $121,000 or 51% compared to the three months ended March 31, 2025. Non-related party revenue increased by approximately 56% for the three months ended March 31, 2026, to approximately $250,000 as compared to approximately $161,000 for the three months ended March 31, 2025. This was primarily driven by the addition of new customer contracts including Lonestar Data Holdings and Teledyne Marine. Related party revenue increased 40% to approximately $109,000 for the three months ended March 31, 2026 versus approximately $78,000 for the three months ended March 31, 2025. This was influenced by increased work performed for our related party as their contract activity grew.

Cost of Revenue

Cost of revenue decreased 25% for the three months ended March 31, 2026 to approximately $1.4 million as compared to approximately $1.9 million for the three months ended March 31, 2025 and included approximately $31,000 related party cost of sales for the three months ended March 31, 2026 and approximately $38,000 for the three months ended March 31, 2025. The overall decrease in cost of revenue was primarily driven by lower satellite and related software depreciation expense and improved cost discipline in the manufacturing side of our business.

Gross Profit (Loss)

The 36% improvement in our gross loss for the three months ended March 31, 2026 to a loss of approximately $1.1 million as compared to a loss of approximately $1.6 million for the three months ended March 31, 2025, was driven primarily by higher revenue and lower satellite and related software depreciation costs following the satellite impairment write-off in Q4 2025.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $25,000 (less than 1%) when compared with the same period in 2025. This was primarily due to the following:

●	An increase of approximately $93,000 in professional fees to approximately $301,000 in 2026 compared to approximately $208,000 in 2025.

●	An increase of approximately $74,000 in general and administrative expenses to approximately $1.6 million in 2026 compared to approximately $1.6 million in 2025.

●	An increase of approximately $12,000 in lease expense to approximately $113,000 in 2026 compared to approximately $101,000 in 2025.

●	A decrease of approximately $7,000 in sales and marketing expenses to approximately $47,000 in 2026 compared to approximately $54,000 in 2025.

●	A decrease of approximately $197,000 in payroll expenses to approximately $2.3 million in 2026 compared to approximately $2.5 million in 2025.

Total other income (expenses)

Other income (expenses) showed a change to net other income of approximately $258,000 in 2026 compared to net other expense of approximately $342,000 in 2025, primarily due to the elimination of asset-based loan expense following the payoff of the asset-based loan in January 2026 and increased interest income from cash holdings.

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

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025	Change	%
Net Income / (Loss)	$(5,211,607)	$(6,414,627)	$1,203,020	(19)%
Interest Income/Expense (i)	(258,102)	341,707	(599,809)	(176)%
Depreciation & Amortization(ii)	611,606	934,674	(323,068)	(35)%
Capital Raise expense (iii)	-	5,480	(5,480)	(100)%
Severance Costs	16,042	206,100	(190,058)	(92)%
Equity based compensation (iv)	215,127	252,243	(37,116)	(15)%
Total Non-GAAP Adjustments	584,673	1,740,204	(1,155,531)	(66)%
Adjusted EBITDA	(4,626,934)	(4,674,423)	47,488	(1)%

(i)	Sidus Space incurred lower net interest expense following the repayment of the asset-based loan in January 2026 and increased interest income from cash holdings.
(ii)	Sidus Space incurred lower depreciation expense following the satellite impairment write-off in Q4 2025.
(iii)	Sidus Space did not incur internal fundraising expense related to capital raises.
(iv)	Sidus Space issued stock-based compensation for employee and Board services rendered.

Liquidity and Capital Resources

The following table provides selected financial data about us as of March 31, 2026, and December 31, 2025

	March 31,	December 31,
	2026	2025	Change	%
Current assets	$33,158,024	$50,688,590	$(17,530,566)	(34)%
Current liabilities	$3,873,150	$15,020,739	$(11,147,589)	(73)%
Working capital	$29,284,874	$35,667,851	$(6,382,977)	(18)%

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. We had insufficient operating revenues, so we are currently dependent on debt financing and sale of equity to fund operations.

We had an accumulated deficit of approximately $95.0 million and working capital of approximately $29.3 million as of March 31, 2026 compared to accumulated deficit of approximately $89.8 million and working capital of approximately $35.7 million as of December 31, 2025. As of March 31, 2026, we had approximately $27.3 million of cash as compared to approximately $43.2 million as of December 31, 2025.

As of December 31, 2025 the working capital surplus was primarily due to funds raised in our capital raises completed in Q3 and Q4 2025. As of March 31, 2026, our working capital reflects the use of cash for operations and the repayment of the asset-based loan in January 2026.

Current assets decreased by approximately $17.3 million to approximately $33.4 million as of March 31, 2026 from approximately $50.7 million as of December 31, 2025. The decrease is primarily attributable to the use of cash to repay the asset-based loan and fund operations.

Current liabilities decreased significantly to approximately $4.1 million as of March 31, 2026 from approximately $15.0 million as of December 31, 2025. The decrease is primarily attributable to the repayment of the asset-based loan in January 2026 and the repayment of related party advances.

Cash Flow

	Three Months Ended
	March 31,
	2026	2025	Change	%
Cash used in operating activities	$(5,645,038)	$(3,207,213)	$(2,437,825)	76%
Cash used in investing activities	$(3,687,604)	$(2,978,308)	$(709,296)	24%
Cash provided by (used in) financing activities	$(6,493,598)	$2,193,243	$(8,686,841)	(396)%
Cash on hand	$27,349,756	$11,711,301	$15,638,455	134%

Three Months ended March 31, 2026 and 2025

Cash Flow from Operating Activities

For the three months ended March 31, 2026, net cash flows used in operating activities was approximately $5.6 million compared to approximately $3.2 million during the three months ended March 31, 2025.

Cash flows used in operating activities for the three months ended March 31, 2026 of approximately $5.6 million is comprised of a net loss of approximately $5.2 million, which was reduced by non-cash expenses of approximately $215,000 for stock-based compensation, approximately $612,000 for depreciation, and a decrease in net working capital of approximately $1.3 million.

Cash flows used in operating activities for the three months ended March 31, 2025 of approximately $3.2 million is comprised of a net loss of approximately $6.4 million, which was reduced by non-cash expenses of approximately $252,000 for stock-based compensation and approximately $935,000 for depreciation, approximately $20,000 of non-cash fees on the asset-based loan and a decrease in net working capital of approximately $2.0 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2026 and 2025, Sidus Space invested approximately $3.7 million and $3.0 million respectively, in property and equipment primarily related to purchasing satellite related components and software.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities of approximately $6.5 million primarily consisted of the repayment of the asset-based loan of approximately $8.2 million, partially offset by proceeds from the exercise of warrants of approximately $1.7 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

These five elements, as applied to each of the Company’s revenue categories, are summarized below:

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDUS SPACE, INC.

Date: May 14, 2026	By:	/s/ Carol Craig
Carol Craig
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Adarsh Parekh
Adarsh Parekh
Chief Financial Officer
(Principal Financial and Accounting Officer)

-38-