Form 10-Q
period 2026-06-30
Sidus Space Inc.
filed 2026-08-13
CIK 1879726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of Class A and B common shares outstanding as of August 12, 2026 was 101,125,324 and 100,002; respectively.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025

Assets
Current assets
Cash	$166,520,694	$43,175,996
Accounts receivable	315,123	272,831
Accounts receivable - related parties	1,202,495	1,727,939
Contract asset	55,606	322,773
Contract asset - related party	441,222	209,673
Prepaid and other current assets	4,281,057	4,979,378
Total current assets	172,816,197	50,688,590

Property and equipment, net	20,299,272	14,184,379
Operating lease right-of-use assets	1,128,354	702,856
Intangible asset	398,135	398,135
Other assets	156,757	116,751
Total Assets	$194,798,715	$66,090,711

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$4,256,318	$5,472,464
Accounts payable and accrued interest - related party	123,598	876,007
Contract liability	181,299	186,537
Contract liability - related party	247,114	-
Asset-based loan liability	-	8,212,186
Operating lease liability	382,131	273,545
Total current liabilities	5,190,460	15,020,739

Operating lease liability - non-current	766,908	434,695
Total Liabilities	5,957,368	15,455,434

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred Stock: 5,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding
Series A convertible preferred stock: 2,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock: 210,000,000 authorized; $0.0001 par value
Class A common stock: 200,000,000 shares authorized; 101,106,203 and 65,324,055 shares issued and outstanding, respectively	10,111	6,532
Class B common stock: 10,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	288,651,630	140,456,263
Accumulated deficit	(99,820,404)	(89,827,528)
Total Stockholders’ Equity	188,841,347	50,635,277
Total Liabilities and Stockholders’ Equity	$194,798,715	$66,090,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$531,185	$691,070	$781,340	$851,774
Revenue - related parties	51,911	569,953	161,128	647,743
Total - revenue	583,096	1,261,023	942,468	1,499,517
Cost of revenue	1,212,819	2,288,165	2,622,264	4,155,137
Gross profit (loss)	(629,723)	(1,027,142)	(1,679,796)	(2,655,620)

Operating expenses
Selling, general and administrative	5,062,524	4,263,269	9,482,161	8,707,711
Total operating expenses	5,062,524	4,263,269	9,482,161	8,707,711

Net loss from operations	(5,692,247)	(5,290,411)	(11,161,957)	(11,363,331)

Other income (expense)
Other income	300	-	82,146	100,000
Interest expense	(879)	(2,546)	(1,758)	(77,953)
Interest income	911,557	27,979	1,107,170	94,324
Asset-based loan expense	-	(360,092)	(18,477)	(792,737)
Total other income (expense)	910,978	(334,659)	1,169,081	(676,366)

Loss before income taxes	(4,781,269)	(5,625,070)	(9,992,876)	(12,039,697)
Provision for income taxes	-	-	-	-
Net loss	(4,781,269)	(5,625,070)	(9,992,876)	(12,039,697)

Basic and diluted loss per common share	$(0.06)	$(0.31)	$(0.13)	$(0.66)
Basic and diluted weighted average number of common shares outstanding	85,267,410	18,320,025	75,947,534	18,274,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Six months ended June 30, 2026

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2025	65,324,055	$6,532	100,000	$10	$140,456,263	$(89,827,528)	$50,635,277

Class A common stock issued for exercise of warrants	1,095,796	110	-	-	1,718,478	-	1,718,588
Vested officers compensation	-	-	-	-	135,049	-	135,049
Stock option expense	-	-	-	-	80,078	-	80,078
Net loss	-	-	-	-	-	(5,211,607)	(5,211,607)
Balance - March 31, 2026	66,419,851	$6,642	100,000	$10	$142,389,868	$(95,039,135)	$47,357,385

Class A common stock units issued	33,138,672	3,314	-	-	146,211,868	-	146,215,182
Class A common stock issued for exercise of warrants	1,464,763	146	-	-	67,785	-	67,931
Vested officer and Director compensation	82,917	9	-	-	27,794	-	27,803
Stock option expense	-	-	-	-	(45,685)	-	(45,685)
Net loss	-	-	-	-	-	(4,781,269)	(4,781,269)
Balance - June 30, 2026	101,106,203	$10,111	100,000	$10	$288,651,630	$(99,820,404)	$188,841,347

For the Three and Six months ended June 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2024	15,956,816	$1,597	100,000	$10	$83,887,682	$(60,353,224)	$23,536,065

Class A common stock issued for exercise of warrants	2,231,134	223	-	-	2,381,024	-	2,381,247
Vested officers compensation	16,533	1	-	-	115,791	-	115,792
Stock option expense	-	-	-	-	136,452	-	136,452
Net loss	-	-	-	-	-	(6,414,627)	(6,414,627)
Balance - March 31, 2025	18,204,483	$1,821	100,000	$10	$86,520,949	$(66,767,851)	$19,754,929

Vested Board Compensation	-	-	-	-	97,268	-	97,268
Stock option expense	-	-	-	-	87,180	-	87,180
Net loss	-	-	-	-	-	(5,625,070)	(5,625,070)
Balance - June 30, 2025	18,204,483	$1,821	100,000	$10	$86,705,397	$(72,392,921)	$14,314,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDUS SPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025

Cash Flows From Operating Activities:
Net loss	$(9,992,876)	$(12,039,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	197,245	436,692
Depreciation and amortization	1,219,562	2,066,969
Changes in operating assets and liabilities:
Accounts receivable	(42,292)	(45,671)
Accounts receivable - related party	525,444	(396,230)
Inventory	-	(114,351)
Contract asset	267,167	353,882
Contract asset - related party	(231,549)	(60,060)
Prepaid expenses and other assets	658,315	(729,556)
Accounts payable and accrued liabilities	(1,216,146)	2,537,168
Accounts payable and accrued liabilities - related party	(752,409)	100,857
Contract liability	(5,238)	(16,192)
Contract liability - related party	247,114	60,060
Changes in operating lease assets and liabilities	15,301	770
Net Cash used in Operating Activities	(9,110,362)	(7,845,359)

Cash Flows From Investing Activities:
Purchases for fixed assets and satellite construction	(7,334,455)	(4,354,130)
Net Cash used in Investing Activities	(7,334,455)	(4,354,130)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock units	146,215,182	-
Proceeds from exercise of warrants	1,786,519	2,381,247
Proceeds from asset-based loan agreement	-	4,413,239
Repayment of asset-based loan agreement	(8,212,186)	(3,604,116)
Repayment of notes payable	-	(3,059,767)
Net Cash provided by Financing Activities	139,789,515	130,603

Net change in cash	123,344,698	(12,068,886)
Cash, beginning of period	43,175,996	15,703,579
Cash, end of period	$166,520,694	$3,634,693

Supplemental cash flow information
Cash paid for interest	$20,235	$630,874
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Class A common stock issued for cashless exercise of warrants	$33	$-
Conversion of interest and fees of asset based loan	$-	$169,870
Recognition of right-of-use asset and lease liability	$578,769	$856,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIDUS SPACE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2025, contained in the Company’s Form 10-K filed on April 1, 2026.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2026, was $4.8 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company has also mitigated some of the risk through the use of a premium savings account. This account is used for amounts that are over a set balance maintained in the Company’s general operating account. Balances in the premium savings account are insured up to $150 million. The amount in excess for the premium savings account as of June 30, 2026 was $11 million.

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

During the three and six months ended June 30, 2026 and 2025, the Company did not record bad debt. The Company’s allowance for doubtful accounts balance as of June 30, 2026 and December 31, 2025 was $0.

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

Long-Lived Assets

Long-lived assets are evaluated to verify no changes to status of LS-2 and LS-3 indicating impairment that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense and other current assets, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. As of June 30, 2026 and December 31, 2025, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

The Company’s revenues were primarily derived from manufacturing, engineering services, AI-related products and services, and space-related products and services including technology hosting. For the three and six months ended June 30, 2026 and 2025, revenue across these sources was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Manufacturing	$322,030	$1,261,023	$542,963	$1,496,040
Engineering Services	-	-	500	3,477
AI-related Products and Services	7,166	-	14,333	-
Space-related Products and Services Including Technology Hosting	250,000	-	380,772	-
Lease of software	3,900	-	3,900	-
Total	$583,096	$1,261,023	$942,468	$1,499,517

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

For the six months ended June 30, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2026	2025
	(Shares)	(Shares)
Warrants	3,584,073	3,171,172
Stock option	286,643	329,752
Restricted Stock Units (RSU)	232,947	265,000

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

As of June 30, 2026 and December 31, 2025, Aurea’s assets and liabilities are as follows:

	June 30,	December 31,
	2026	2025
Assets
Cash	$116,972	$33,928
Prepaid and other current assets	10,892	14,409
	$127,864	$48,337

Liability
Accounts payable and other current liabilities	$29,930	$79,619

During the three and six months ended June 30, 2026 and 2025, Aurea’s net loss is as follows;

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Aurea’s net income (loss)	$667	$(36,714)	$(9,864)	$(76,698)

Note 4. Prepaid expense and Other current assets

As of June 30, 2026 and December 31, 2025, prepaid expense and other current assets are as follows:

	June 30,	December 31,
	2026	2025
Prepaid insurance	$213,222	$277,899
Prepaid components	186,750	1,418,393
Prepaid satellite services & licenses	3,378,444	2,724,513
Prepaid software	197,066	205,459
Other current assets	305,575	353,114
	$4,281,057	$4,979,378

During the three and six months ended June 30, 2026 and 2025, the Company recorded interest expense related to financing of our prepaid insurance policies as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest expense	$879	$2,546	$1,758	$8,008

Note 5. Property and Equipment

As of June 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	June 30,	December 31,
	2026	2025
Office equipment	$17,061	$17,061
Computer equipment	46,285	46,285
Vehicle	67,162	35,424
Software	1,131,091	1,131,091
Machinery	3,287,608	3,257,764
Leasehold improvements	397,536	397,536
Satellite and related software	8,048,931	8,041,931
Construction in progress	14,500,488	7,234,615
	27,496,162	20,161,707
Accumulated depreciation	(7,196,890)	(5,977,328)
Property and equipment, net of accumulated depreciation	$20,299,272	$14,184,379

As of June 30, 2026 and December 31, 2025, construction in progress represents components to be used in the manufacturing of our satellites.

During the six months ended June 30, 2026 and 2025, the Company purchased assets of $7,334,455 and $4,354,130, respectively.

Depreciation expenses of property and equipment for the three and six months ended June 30, 2026 and 2025 are as follows.

	For the three months ended June 30,		For the six months ended June 30,
Depreciation expense included as component of	2026	2025	2026	2025
Selling, general and administrative	$88,356	$98,403	$181,325	$196,721
Cost of revenue	519,600	1,033,893	1,038,237	1,870,248
	$607,956	$1,132,296	$1,219,562	$2,066,969

Note 6. Accounts payable and other current liabilities

As of June 30, 2026 and December 31, 2025, accounts payable and other current liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Accounts payable	$2,323,279	$3,853,699
Payroll liabilities	1,757,121	1,456,176
Credit card liability	78,133	28,202
Other payable	85,481	55,922
Dividend payable	-	63,996
Payable for purchase of property and equipment	12,304	14,469
	$4,256,318	$5,472,464

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

The Company paid off this asset-based loan completely in January 2026. As of June 30, 2026 and December 31, 2025, the Company’s collateralized and uncollateralized asset-based loan balance was $0 and $8,212,186, respectively. For the three and six months ended June 30, 2026 and 2025, the costs and interest incurred by the Company in connection with the loan and security agreement activities were as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Costs and interest expense	$-	$360,092	$18,477	$792,737

Note 8. Contract assets and liabilities

As of June 30, 2026 and December 31, 2025, contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
Contract assets	2026	2025

Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset) that are subject to restrictions on invoicing, excluding retainage	$55,606	$322,773
Revenue recognized in excess of amounts paid or payable (contracts receivable) to the company on uncompleted contracts (contract asset) that are subject to restrictions on invoicing, excluding retainage – related party	194,108	209,673
Retainage included in contract assets due to being conditional on something other than solely passage of time – related party	247,114	-
Total contract assets	$496,828	$532,446

The contract asset balance of $496,828 as of June 30, 2026 relates to services performed on contracts for which the Company does not yet have the contractual right to invoice as of the balance sheet date.

	June 30,	December 31,
Contract liabilities	2026	2025

Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$181,299	$186,537
Payments received or receivable (contracts receivable) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage – related party	$28,292	$-
Retainage included in contract liabilities due to being conditional on something other than solely passage of time – related party	218,822	-
Total contract liabilities	$428,413	$186,537

The contract liability balance of $428,413 as of June 30, 2026 includes $181,299 that represents a continuation of the prior year balance, together with $28,292 of related party contract liabilities and $218,822 of related party retainage, both arising from contracts entered into during the period.

Note 9. Leases

Operating lease

We have a new lease contract entered April 28, 2026 which includes our office facility that commenced on May 1, 2026 and expires on April 30, 2031. The monthly “Base Rent” is $10,913. The Company pays 50% of Base rent for the first 3 months. The Base Rent is increased by 4.0% each year starting in year 3.

We have a lease contract entered June 1, 2025 which includes both our office facility and warehouse space that expires May 31, 2028. The monthly “Base Rent” is $12,232 and $13,150. The Base Rent is increased by 3.0% each year. We had a lease contract entered June 1, 2024 which includes both our office facility and warehouse space that expired May 31, 2025. The monthly “Base Rent” was $11,876 and $12,767.

We recognized total lease expense, primarily related to our operating leases, on a straight-line basis in accordance with ASC 842.

As of June 30, 2026 and December 31, 2025, the Company recorded a refundable security deposit of $10,000 for its warehouse space and is included in other assets on the balance sheet.

The operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease cost
Operating lease cost	$141,347	$103,345	$254,550	$204,787

Supplemental balance sheet information related to operating leases was as follows:

	Six months ended June 30,
	2026	2025
Other information
Cash paid for operating cash flows from operating leases	$163,969	$148,598
Right-of-use assets obtained in exchange for new operating lease liability	$578,769	$856,787

Weighted-average remaining lease term — operating leases (year)	3.38	2.92
Weighted-average discount rate — operating leases	6.18%	6.50%

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year as of June 30, 2026, were as follows:

Total
Year Ended December 31,
2026	$216,885
2027	450,174
2028	269,090
2029	139,826
2030	145,419
Thereafter	49,103
1,270,497
Less: Imputed interest	(121,458)
Operating lease liabilities	$1,149,039

Sublease – related party

On August 1, 2021, the Company entered into a Sublease Agreement with its related party, CTC (“Sublandlord”), whereby the Company shall sublease certain offices, rooms and shared use of common spaces located at 150 Sykes Creek Parkway, Merritt Island, FL. The sublease agreement is a month-to-month lease and may be terminated with 30 days’ notice to the Sublandlord. The monthly rent shall be $4,570 from inception through January 31, 2022, $4,707 from February 1, 2022 to January 31, 2023 and $4,847 from February 1, 2023 to January 31, 2024. On February 1, 2024, the Company extended the month-to-month Sublease agreement. The monthly rent shall be $4,618.03 from February 1, 2024 to January 31, 2025, $4,756.57 from February 1, 2025 to January 31,2026 and $4,899.27 from February 1, 2026 to January 31, 2027. A common area maintenance fee (CAM) will be charged in addition to the monthly rent. During the three and six months ended June 30, 2026 and 2025, the Company recorded sublease expenses as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sub lease expense	$32,448	$20,653	$65,867	$41,163

Note 10. Related Party Transactions

Revenue and Accounts Receivable

The Company recognized revenue of $51,911 and $569,953 for the three months ended June 30, 2026 and 2025, $161,128 and $647,743 for the six months ended June 30, 2026 and 2025 and accounts receivable of $1,202,495 and $1,727,939, contract asset of $441,222 and $209,673 and contract liability of $247,114 and $0 as of June 30, 2026 and December 31, 2025, respectively, from contracts entered into by CTC, a principal stockholder, and subcontracted to the Company for four customers. Accounts receivable of $1,202,495 is scheduled to be paid off by December 31, 2026.

Accounts Payable

As of June 30, 2026 and December 31, 2025, the Company owed $123,598 and $876,007, respectively, to related parties, of which $0 and $527,476, respectively, relates to advances from CTC, which are unsecured, due on demand, and non-interest-bearing, and of which $0 and $75,006, respectively, relates to Q2 2026 and Q4 2025 Board of Director compensation payments.

Cost of Revenue and professional service agreement

A Professional Services Agreement, effective November 15, 2021, was made, between the Company and CTC. The period of performance for this Agreement was December 1, 2021, through November 30, 2022. The agreement was amended and the term of agreement was extended to June 30, 2028.

During the three and six months ended June 30, 2026 and 2025, the Company recorded cost of revenue and professional services to CTC as follows;

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of revenue	$132,047	$318,467	$163,189	$356,154
Professional service	$48,358	$59,794	$74,401	$94,082

Note 11. Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

License Agreement

The consolidated financial statements include Aurea Alas Limited, which is a variable interest entity of which we are the primary beneficiary (see Note 3). On August 18, 2020, Aurea entered into a license agreement with a third-party vendor (the “Vendor”), whereby they licensed the rights to use certain available radio frequency spectrum for satellite communications. The Company shall pay an annual Reservation Fee of $120,000 while the Company pursues up to four (4) NGSO satellite filing(s) via the Vendor. The Reservation Fee is levied on the date the filing(s) is received at the International Telecommunication Union (ITU). The Reservation Fee is payable annually at the anniversary of the date of receipt, as long as the customer retains the NGSO filing(s). The Reservation Fee payment continues to be payable until any of the frequency assignments of the NGSO filing(s) are brought into use. Upon the submission to the ITU to bring into use any of the frequency assignments of a given fleet, an annual License Fee of $120,000 shall be paid in lieu of the Reservation Fee. On February 1, 2021, the Vendor submitted the license filing to the ITU and on April 6, 2021, the ITU published the license filing for LIZZIE IOMSAT. Payments began in February 2021. For the three and six months ended June 30, 2026 and 2025, the Company recorded payments of $45,000 and $90,000 in Other General and Administrative expenses, respectively. These are eliminated upon consolidation.

Note 12. Stockholders’ Equity

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

Series A Convertible Preferred Stock

The Company had no shares of Series A Convertible preferred stock issued and outstanding as of June 30, 2026 and December 31, 2025.

Class A Common Stock

The Company had 101,106,203 and 65,324,055 shares of Class A common stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

Fiscal year 2026

For the six months ended June 30, 2026, the Company issued 2,560,559 shares of Class A common via cash and cashless exercise of warrants, for proceeds of approximately $1.8 million.

On April 21, 2026, the Company completed a registered direct offering of 11,228,700 shares of Class A common stock and 2,225,000 pre-funded warrants, for net proceeds of $53,916,703. The Company issued 2,224,933 shares of Class A common stock via cashless exercise of pre-funded warrants.

On May 27, 2026, the Company completed a registered direct offering of 16,485,038 shares of Class A common stock and 3,200,001 pre-funded warrants, for net proceeds of $92,298,479. The Company issued 3,200,001 shares of Class A common stock via exercise of pre-funded warrants.

For the six months ended June 30, 2026, the Company issued 82,917 shares of Class A common for the vested RSU.

Class B Common Stock

The Company had 100,000 shares of Class B common stock issued and outstanding as of June 30, 2026 and December 31, 2025.

Warrants

April 2026 offering

The Company issued 2,225,000 pre-funded warrants and 961,540 placement-agent warrants, exercisable for a period of five years, at exercise prices per share of $0.0001 and $5.4375, respectively, in connection with the common stock sold. The Company recognized the value of the 961,540 underwriter warrants of $4,947,441 as direct incremental costs of the offering, recorded as a reduction of additional paid-in capital. The pre-funded warrants were fully exercised on a cashless basis.

May 2026 offering

The Company issued 3,200,001 pre-funded warrants and 984,252 placement-agent warrants, exercisable for a period of five years, at exercise prices per share of $0.0001 and $6.350, respectively, in connection with the common stock sold. The Company recognized the value of the 984,252 underwriter warrants of $4,623,805 as direct incremental costs of the offering, recorded as a reduction of additional paid-in capital. The pre-funded warrants were fully exercised.

A summary of activity of the warrants during the six months ended June 30, 2026 as follows:

	Number of	Weighted average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2025	5,380,661	$2.20	4.52
Granted	1,945,792	5.90	5.00
Granted – pre-funded warrants	5,425,001	0.0001	5.00
Exercised – pre-funded warrants	(5,425,001)	0.0001	-
Exercised	(3,742,380)	1.75	-
Outstanding, June 30, 2026	3,584,073	$4.66	4.37

Exercisable, June 30, 2026	3,584,073	$4.66	4.37

Of the 3,742,380 warrants exercised, 1,181,821 shares were surrendered in satisfaction of the exercise price in cashless exercises, resulting in the issuance of 2,560,559 shares of Class A common stock.

The intrinsic value of the warrants as of June 30, 2026 is approximately $886,000.

Stock Options

During the six months ended June 30, 2026, the Company did not grant any options.

During the three and six months ended June 30, 2026 and 2025, the Company recognized stock option expense as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock option expense (Forfeiture reversal)	$(45,685)	$87,180	$34,393	$223,632

As of June 30, 2026, $274,731 remains unamortized. The intrinsic value of the 286,643 options outstanding as of June 30, 2026, is $74,500.

A summary of activity of the stock options during the six months ended June 30, 2026, is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2025	329,752	$4.33	4.01
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	(43,109)	8.73	-
Outstanding, June 30, 2026	286,643	$3.67	3.60

Exercisable options, June 30, 2026	129,976	$5.06	3.18

Restricted Stock Unit (RSU)

During the six months ended June 30, 2026, the Company granted 3,922 RSUs to a new board member of which 1,961 vested on March 31, 2026 and 1,961 vested on June 30, 2026.

During the three and six months ended June 30, 2026 and 2025, the Company recognized stock compensation expense related to unvested RSUs as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
RSU compensation expense	$27,803	$97,268	$162,852	$172,946

Unamortized stock compensation expense of $301,027 is expected to be recognized rateably over the remaining service period of 1.61 years. These RSUs are not included in shares outstanding.

A summary of activity of the RSUs during the six months ended June 30, 2026, is as follows:

	RSUs Outstanding
	Number of	Weighted Average
	RSUs	Fair value

Unvested RSU, December 31, 2025	326,425	$2.09
Adjustment	33,880	2.09
Granted	3,922	2.55
Vested	(54,380)	1.71
Forfeited/cancelled	(76,900)	1.95
Unvested RSU, June 30, 2026	232,947	$2.23

During the period ended March 31, 2026, the Company identified and recorded a prior period adjustment of 33,880 RSUs.

Note 13. Selling, General, Administrative Expenses

For the three and six months ended June 30, 2026 and 2025, selling, general and administrative expenses consisted as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Payroll expenses	$2,725,112	$2,499,153	$5,037,188	$5,007,953
Sales and marketing expenses	100,963	59,463	148,454	113,551
Lease expense	141,347	103,345	254,550	204,787
Professional fees	571,449	166,689	872,849	375,164
General and administrative expense	1,523,653	1,434,619	3,169,120	3,006,256
Total	$5,062,524	$4,263,269	$9,482,161	$8,707,711

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025	Change	%
Revenue	$583,096	$1,261,023	$(677,927)	(54)%
Cost of revenue	1,212,819	2,288,165	(1,075,346)	(47)%
Gross Loss	(629,723)	(1,027,142)	397,419	39%
Gross Loss Percentage	(108)%	(81)%	(27)%	(33)%

Operating expense	5,062,524	4,263,269	799,255	19%
Other income (expense)	910,978	(334,659)	1,245,637	372%
Net loss	$(4,781,269)	$(5,625,070)	$843,801	15%

	Three Months Ended
	June 30,
	2026	2025
Operating expenses
Payroll expenses	$2,725,112	$2,499,153
Sales and marketing expenses	100,963	59,463
Lease expense	141,347	103,345
Professional fees	571,449	166,689
General and administrative expense	1,523,653	1,434,619
Total	$5,062,524	$4,263,269

	Six Months Ended
	June 30,
	2026	2025	Change	%
Revenue	$942,468	$1,499,517	$(557,049)	(37)%
Cost of revenue	2,622,264	4,155,137	(1,532,873)	(37)%
Gross Loss	(1,679,796)	(2,655,620)	975,824	37%
Gross Loss Percentage	(178)%	(177)%	(1)%	(1)%

Operating expense	9,482,161	8,707,711	774,450	9%
Other income (expense)	1,169,081	(676,366)	1,845,447	273%
Net loss	$(9,992,876)	$(12,039,697)	$2,046,821	17%

	Six Months Ended
	June 30,
	2026	2025
Operating expenses
Payroll expenses	$5,037,188	$5,007,953
Sales and marketing expenses	148,454	113,551
Lease expense	254,550	204,787
Professional fees	872,849	375,164
General and administrative expense	3,169,120	3,006,256
Total	$9,482,161	$8,707,711

Note 15. Concentration

As of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025, customer concentrations (more than 10%) were as follows:

	Percentage of Revenue For the three months ended		Percentage of Revenue For the six months ended		Percentage of Accounts Receivable
	June 30,		June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Bechtel	1%	25%	4%	37%	-	9%
Craig Technologies	9%	45%	17%	43%	79%	86%
Lonestar Data Holdings, Inc	-	-	14%	-	-	-
Xiomas Technologies	-	15%	-	7%	-	-
Teledyne Marine	19%	-	20%	-	7%	-
Total (as a group)	29%	85%	55%	87%	86%	95%

Note 16. Subsequent Events

On July 1, 2026, the Company granted 130,539 RSUs to board members, valued at $376,720. 30,541 RSUs vest immediately and 99,998 shall vest on June 30, 2027. Effective July 27, 2026, Alan Khalili was appointed as the Chief Financial Officer.

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

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Sidus,” or “Sidus Space” refer to Sidus Space, Inc., individually, or as the context requires, collectively with its consolidated variable interest entity.

Overview of Operations

Sidus Space operates as a vertically integrated space and defense technology company providing satellite design and manufacturing, technology integration, mission operations, artificial intelligence-enabling products and services, and space-based data solutions to government, defense, intelligence, and commercial customers. Our operations are supported by in-house engineering, manufacturing, assembly, integration, testing, and mission control capabilities.

During the three months ended June 30, 2026, our operating activities were focused on advancing satellite programs, supporting customer manufacturing and engineering contracts, expanding mission operations capabilities, and continuing to invest in artificial intelligence-enabling computing and data processing technologies. These initiatives required significant upfront investment in personnel, infrastructure, product development, and regulatory compliance, which impacted operating results and liquidity during the period.

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

Products and Services

Sidus delivers an integrated portfolio of satellite platforms, AI-enabling computing systems, precision manufacturing capabilities, mission operations services, and regulatory support that collectively enable end-to-end space and defense solutions. Through vertically integrated engineering, advanced manufacturing, and flight-proven technologies, Sidus provides flexible and scalable offerings to commercial, government, defense, and intelligence customers.

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

AI-Enabling Edge Computing Systems:

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

Key Achievements to date

●	Approximately $146.2 million in net proceeds raised through two registered direct offerings in April and May 2026 to strengthen the balance sheet, accelerate commercialization, and provide long-term financial flexibility.
●	Inclusion in the Russell 2000, Russell 3000, and Russell Microcap Indexes, expanding institutional visibility.
●	Advancement of the Fortis VPX digital mission computing platform and Orlaith AI ecosystem through testing in preparation for customer evaluations and commercialization.
●	Continued progression through production and integration of two next-generation, software-defined LizzieSat spacecraft, designed to support rapidly evolving mission requirements on orbit.
●	Expanded international presence and strategic partnerships to broaden global market access and diversify revenue opportunities.
●	Modernization of 35,000-square-foot vertically integrated manufacturing, assembly, integration, test, and mission operations footprint to incorporate emerging technologies, enabling the scalable production of next-generation, orbit-agnostic space and defense solutions.

Mission and Satellite Milestones:

●	Successfully launched LizzieSat-3 (LS-3) on March 14, 2025, aboard SpaceX Transporter-13 rideshare mission, marking the third satellite added to Sidus’ on-orbit satellite fleet.
●	Completed successful bus-level commissioning of LS-3, including verification of hybrid 3D-printed structural subsystems and onboard AI-enhanced processing capabilities.
●	Established communications with customer payloads on LS-3, enabling real-time mission tasking and data delivery.
●	Commissioned the Automatic Identification System (AIS) sensor on LS-3, confirming maritime domain awareness capability.
●	Received successful on-orbit images during commissioning of the HEO USA NEI imager aboard LS-3, validating imaging payload performance.

Advanced Computing, AI and VPX Platform Development:

●	Introduced Fortis VPX technology, including:
○ Sidus Single Board Computer (SSBC): a SOSA-aligned, OpenVPX-based computing module.
○ Position, Navigation, and Timing (PNT) Card: designed to support operations in GPS-denied or contested environments.
●	Launched the Orlaith™ AI Ecosystem, integrating FeatherEdge™ hardware with Cielo™ AI software for near real-time analytics across space, air, land, and sea domains.
●	Completed commissioning of FeatherEdge™ GEN-2, the Company’s next-generation onboard edge compute platform.
●	Completed design of FeatherEdge™ 248Vi, advancing scalable AI/ML processing for space and defense applications.
●	Expanded the Company’s intellectual property portfolio through continued filings supporting modular satellite manufacturing, ruggedized multi-domain compute architectures, and AI-enabling mission payloads. As of June 30, 2026, Sidus holds 16 issued U.S. patents and 10 pending patent applications.

Strategic Partnership and International Expansion:

●	Executed an MOU with Reflex Aerospace to explore joint satellite fleet services and expand global mission offerings.
●	Expanded partnership with Little Place Labs, enabling near real-time maritime intelligence through LizzieSat-powered vessel detection capabilities.
●	Partnered with VORAGO Technologies to advance radiation-hardened computing for scalable space and defense infrastructure.

●	Maintained multi-launch agreement with SpaceX, securing access to reliable, recurring rideshare opportunities.
●	Strengthened the Company’s global customer pipeline, with increased demand for dual-use, SOSA-aligned hardware across commercial and defense markets.

Government and Defense Contracts:

●	Awarded a ten-year Indefinite Delivery / Indefinite Quantity (IDIQ) contract with Tobyhanna Army Depot (TYAD) to provide fabrication and on-call support for:
	○	Electrical harnesses and cable assemblies.
	○	Mechanical components and assemblies.
	○	Welding services.
●	Secured a subcontractor role with MobLobSpace under NASA’s SBIR Radar Initiative, utilizing LizzieSat as the hosting platform.

Hardware Deliveries and Engineering Execution:

●	Completed delivery of additional final hardware enclosures for NASA’s Mobile Launcher 2, supporting Artemis-related infrastructure.
●	Continued expansion of dual-use hardware production, increasing orders for SOSA-aligned compute modules and subsystem architectures.
●	Delivered a custom FeatherEdge Data Processing Unit (DPU) for Xiomas Technologies under a NASA Phase II Sequential Award, alongside advanced software and a completed final technical report supporting thermal imaging missions.

Mission Operations:

●	Fully staffed and operationalized Sidus’ 24/7 Mission Control Center, increasing capacity for continuous spacecraft monitoring, health management, and tasking.
●	Initiated early-stage customer demonstrations and trials across defense and commercial space sectors, showcasing multi-domain operational capabilities.

Leadership and Organizational Changes:

●	Elected Kelle Wendling, a seasoned aerospace and defense executive with more than three decades of leadership and government contracting experience, to the Board of Directors, effective January 1, 2026.
●	On May 11, 2026 Adarsh Parekh resigned as the Chief Financial Officer of the Company, effective June 1, 2026 to pursue a different role in a different geography. Effective June 1, 2026, John Burke was appointed as the Interim Chief Financial Officer. Effective July 27, 2026, Alan Khalili was appointed as the Chief Financial Officer.

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

Our patented space-related technologies include a print head for regolith-polymer mixture and associated feedstock; a heat transfer system for regolith; a method for establishing a wastewater bioreactor environment; vertical takeoff and landing pad and interlocking pavers to construct same; and high-load vacuum chamber motion feedthrough systems and methods. Regolith is a blanket of unconsolidated, loose, heterogeneous superficial deposits covering solid rock. It includes dust, broken rocks, and other related materials and is present on earth, the moon, Mars, some asteroids, and other terrestrial planets and moons. We continue to patent our products including our satellites, external platforms and other innovations. We hold 16 issued U.S. patents and 10 pending patent applications as of June 30, 2026.

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

Continue to penetrate international markets. We have expanded our strategic focus to include international markets, actively building a pipeline of prospective partnerships with small, underrepresented governments and global companies that can benefit from our expertise and services. As part of this initiative, we have entered into customer agreements with companies in Spain, the Netherlands, and Israel, and non-binding memoranda of understanding with companies in India, Belgium, Germany, Japan, and Israel. We remain actively engaged with counterparties in each of these markets.

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

Comparison of quarter ended June 30, 2026, to quarter ended June 30, 2025

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	June 30,
	2026	2025	Change	%
Revenue	$583,096	$1,261,023	$(677,927)	(54)%
Cost of revenue	1,212,819	2,288,165	(1,075,346)	(47)%
Gross Profit (Loss)	(629,723)	(1,027,142)	397,419	39%
Gross Profit (Loss) Percentage	(108)%	(81)%

Selling, general and administrative expense	5,062,524	4,263,269	799,255	19%
Other income (expense)	910,978	(334,659)	1,245,637	372%
Net loss	$(4,781,269)	$(5,625,070)	$843,801	15%

Revenue

Total revenue for the three months ended June 30, 2026 decreased approximately $678,000 compared to the three months ended June 30, 2025. Non-related party revenue decreased by approximately 23% for the three months ended June 30, 2026, to approximately $531,000 as compared to approximately $691,000 for the three months ended June 30, 2025. Related party revenue decreased 91% to approximately $52,000 for the three months ended June 30, 2026 versus approximately $570,000 for the three months ended June 30, 2025. These changes were primarily driven by the timing of fixed-price milestone contracts.

Cost of Revenue

Cost of revenue decreased 47% for the three months ended June 30, 2026 to approximately $1.2 million as compared to approximately $2.3 million for the three months ended June 30, 2025 and included approximately $132,000 related party cost of sales for the three months ended June 30, 2026 and approximately $318,000 for the three months ended June 30, 2025. The overall decrease in cost of revenue was primarily driven by a lower volume of contract activity and a decrease in satellite and related software depreciation expense.

Gross Profit (Loss)

The 39% improvement in our gross loss for the three months ended June 30, 2026 to a loss of approximately $630,000 as compared to a loss of approximately $1.0 million for the three months ended June 30, 2025, was driven primarily by lower satellite and related software depreciation costs and reduced contract material and labor expenses, partially offset by lower revenue.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $799,000 (19%) when compared with the same period in 2025. This was primarily due to the following:

●	An increase of approximately $405,000 in professional fees to approximately $571,000 in 2026 compared to approximately $167,000 in 2025.
●	An increase of approximately $226,000 in payroll expenses to approximately $2.7 million in 2026 compared to approximately $2.5 million in 2025.
●	An increase of approximately $89,000 in general and administrative expenses to approximately $1.5 million in 2026 compared to approximately $1.4 million in 2025.

●	An increase of approximately $42,000 in sales and marketing expenses to approximately $101,000 in 2026 compared to approximately $59,000 in 2025.
●	An increase of approximately $38,000 in lease expense to approximately $141,000 in 2026 compared to approximately $103,000 in 2025.

Total other income (expenses)

Other income and (expenses) improved by approximately $1.2 million to other income of $910,978 compared to other expense of $334,659 in 2025. The change was primarily due to approximately $912,000 of interest income earned on higher cash balances following our 2026 equity offerings, together with the elimination of asset-based loan expense following repayment of the loan in January 2026.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

	Six Months Ended
	June 30,
	2026	2025	Change	%
Revenue	$942,468	$1,499,517	$(557,049)	(37)%
Cost of revenue	2,622,264	4,155,137	(1,532,873)	(37)%
Gross Profit (Loss)	(1,679,796)	(2,655,620)	975,824	37%
Gross Profit Percentage	(178)%	(177)%

Selling, general and administrative expense	9,482,161	8,707,711	774,450	9%
Other expense	1,169,081	(676,366)	1,845,447	273%
Net loss	$(9,992,876)	$(12,039,697)	$2,046,821	17%

Revenue

Total revenue for the six months ended June 30, 2026 decreased approximately $557,000 compared to the six months ended June 30, 2025. Non-related party revenue decreased by approximately 8% for the six months ended June 30, 2026, to approximately $781,000 as compared to approximately $852,000 for the six months ended June 30, 2025. Related party revenue decreased 75% to approximately $161,000 for the six months ended June 30, 2026 versus approximately $648,000 for the six months ended June 30, 2025. These changes were primarily driven by the timing of fixed-price milestone contracts.

Cost of Revenue

Cost of revenue decreased 37% for the six months ended June 30, 2026 to approximately $2.6 million as compared to approximately $4.2 million for the six months ended June 30, 2025 and included approximately $163,000 related party cost of sales for the six months ended June 30, 2026 and approximately $356,000 for the six months ended June 30, 2025. The overall decrease was primarily driven by lower contract volume and a decrease in satellite and related software depreciation expense.

Gross Profit (Loss)

The 37% improvement in our gross loss for the six months ended June 30, 2026 to a loss of approximately $1.68 million as compared to a loss of approximately $2.66 million for the six months ended June 30, 2025, was driven primarily by lower satellite and related software depreciation costs and reduced contract material and labor expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $774,000 (9%) when compared with the same period in 2025. This was primarily due to the following:

●	An increase of approximately $498,000 in professional fees to approximately $873,000 in 2026 compared to approximately $375,000 in 2025.

●	An increase of approximately $163,000 in general and administrative expenses to approximately $3.2 million in 2026 compared to approximately $3.0 million in 2025.
●	An increase of approximately $29,000 in payroll expenses to approximately $5 million in 2026 compared to approximately $5.0 million in 2025.
●	An increase of approximately $50,000 in lease expense to approximately $255,000 in 2026 compared to approximately $205,000 in 2025.
●	An increase of approximately $35,000 in sales and marketing expenses to approximately $148,000 in 2026 compared to approximately $114,000 in 2025.

Total other income (expenses)

Other income and (expenses) improved by approximately $1.8 million to other income of $1,169,081 compared to other expense of $676,366 in 2025. The change was primarily due to approximately $1.1 million of interest income earned on higher cash balances following our 2026 equity offerings, together with a substantial reduction in asset-based loan expense following repayment of the loan in January 2026.

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

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025	Change	%
Net Income / (Loss)	$(4,781,269)	$(5,625,070)	$843,801	15%
Interest Income/Expense (i)	(910,978)	334,659	(1,245,637)	(372)%
Depreciation and Amortization (ii)	607,956	1,132,296	(524,340)	(46)%
Capital Raise expense (iii)	-	-	-	-
Severance Costs	26,505	27,320	(815)	(3)%
Equity based compensation (iv)	(17,882)	184,448	(202,330)	(110)%
Total Non-GAAP Adjustments	(294,399)	1,678,723	(1,973,122)	(118)%
Adjusted EBITDA	(5,075,668)	(3,946,347)	(1,129,321)	(29)%

(i)	Sidus Space earned net interest income following the repayment of the asset-based loan in January 2026 and increased interest income from higher cash balances resulting from the April 2026 and May 2026 offerings.
(ii)	Sidus Space incurred lower depreciation expense following the satellite impairment write-off in Q4 2025.
(iii)	Sidus Space did not incur internal fundraising expense related to capital raises. Costs directly attributable to the April 2026 and May 2026 registered direct offerings, including the fair value of underwriter warrants issued, were recorded as a reduction of additional paid-in capital rather than as expense.
(iv)	Sidus Space issued stock-based compensation for employee and Board services rendered. The three-month amount reflects a net reversal resulting from forfeitures of previously granted stock options.

The following table reconciles adjusted EBITDA to net loss (the most comparable GAAP measure) for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025	Change	%
Net Income / (Loss)	$(9,992,876)	$(12,039,697)	$2,046,821	17%
Interest Income/Expense (i)	(1,169,081)	676,366	(1,845,447)	(273)%
Depreciation and Amortization (ii)	1,219,562	2,066,969	(847,407)	(41)%
Capital Raise expense (iii)	-	5,480	(5,480)	(100)%
Severance Costs	42,547	233,420	(190,873)	(82)%
Equity based compensation (iv)	197,245	436,692	(239,447)	(55)%
Total Non-GAAP Adjustments	290,273	3,418,927	(3,128,654)	(92)%
Adjusted EBITDA	(9,702,603)	(8,620,770)	(1,081,833)	(13)%

(i)	Sidus Space earned net interest income following the repayment of the asset-based loan in January 2026 and increased interest income from higher cash balances resulting from the April 2026 and May 2026 offerings.
(ii)	Sidus Space incurred lower depreciation expense following the satellite impairment write-off in Q4 2025.
(iii)	Sidus Space did not incur internal fundraising expense related to capital raises. Costs directly attributable to the April 2026 and May 2026 registered direct offerings, including the fair value of underwriter warrants issued, were recorded as a reduction of additional paid-in capital rather than as expense.
(iv)	Sidus Space issued stock-based compensation for employee and Board services rendered.

Liquidity and Capital Resources

The following table provides selected financial data about us as of June 30, 2026, and December 31, 2025

	June 30,	December 31,
	2026	2025	Change	%
Current assets	$172,816,197	$50,688,590	$122,127,607	241%
Current liabilities	$5,190,460	$15,020,739	$(9,830,279)	(65)%
Working capital	$167,625,737	$35,667,851	$131,957,886	370%

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements, and otherwise operate on an ongoing basis. Our operating revenues have not been sufficient to fund our operations, and we have historically financed our operations through sales of equity securities and, prior to January 2026, borrowings. Following the completion of our April 2026 and May 2026 registered direct offerings and the repayment in full of our asset-based loan in January 2026, we had no outstanding indebtedness as of June 30, 2026 and expect to fund our operations and planned capital expenditures from cash on hand.

We had an accumulated deficit of approximately $99.8 million and working capital of approximately $167.6 million as of June 30, 2026 compared to accumulated deficit of approximately $89.8 million and working capital of approximately $35.7 million as of December 31, 2025. As of June 30, 2026, we had approximately $166.5 million of cash as compared to approximately $43.2 million as of December 31, 2025.

As of June 30, 2026, our working capital surplus was primarily due to net proceeds of approximately $146.2 million raised in our April 2026 and May 2026 registered direct offerings, partially offset by cash used to fund operations and the build-out of our LizzieSat satellites.

Current assets increased by approximately $122.1 million to approximately $172.8 million as of June 30, 2026 from approximately $50.7 million as of December 31, 2025. The increase is primarily attributable to an increase in cash from our 2026 equity offerings.

Current liabilities decreased to approximately $5.2 million as of June 30, 2026 versus approximately $15.0 million as of December 31, 2025, primarily related to the repayment of our asset-based loan liability in January 2026.

April and May 2026 Public Offerings

On April 21, 2026, we completed a registered direct offering of 11,228,700 shares of Class A common stock and pre-funded warrants to purchase 2,225,000 shares, at an offering price of $4.35 per share, for gross proceeds of approximately $58.5 million and net proceeds of approximately $53.9 million. In connection with the offering, we issued warrants to the placement agent to purchase 961,540 shares of Class A common stock at an exercise price of $5.4375 per share. All of the pre-funded warrants were exercised during the quarter, resulting in the issuance of 2,224,933 shares.

On May 27, 2026, we priced a registered direct offering of 16,485,038 shares of Class A common stock and pre-funded warrants to purchase 3,200,001 shares, at an offering price of $5.08 per share, for gross proceeds of approximately $100.0 million and net proceeds of approximately $92.3 million. The offering closed on May 29, 2026. In connection with the offering, we issued warrants to the placement agent to purchase 984,252 shares of Class A common stock at an exercise price of $6.35 per share. All of the pre-funded warrants were exercised, resulting in the issuance of 3,200,001 shares.

Dilution

Shares of Class A common stock outstanding increased from 65,324,055 at December 31, 2025 to 101,106,203 at June 30, 2026, an increase of 35,782,148 shares, or 55%.

Net proceeds from the two offerings of approximately $146.2 million represented approximately $4.41 per share issued in those offerings.

As of June 30, 2026, we also had outstanding warrants to purchase 3,584,073 shares of Class A common stock at a weighted average exercise price of $4.66, options to purchase 286,643 shares at a weighted average exercise price of $3.67, and 232,947 unvested restricted stock units. These securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

Cash Flow

	Six Months Ended
	June 30,
	2026	2025	Change	%
Cash used in operating activities	$(9,110,362)	$(7,845,359)	$(1,265,003)	16%
Cash used in investing activities	$(7,334,455)	$(4,354,130)	$(2,980,325)	68%
Cash provided by financing activities	$139,789,515	$130,603	$139,658,912	106,930%
Cash on hand	$166,520,694	$3,634,693	$162,886,001	4,481%

Six Months ended June 30, 2026 and 2025

Cash Flow from Operating Activities

For the six months ended June 30, 2026, net cash flows used in operating activities was approximately $9.11 million compared to approximately $7.85 million during the six months ended June 30, 2025.

Cash flows used in operating activities for the six months ended June 30, 2026 of approximately $9.11 million is comprised of a net loss of approximately $9.99 million, which was reduced by non-cash expenses of approximately $197,000 for stock-based compensation and approximately $1.22 million for depreciation, and partially offset by an increase in net working capital of approximately $534,000.

Cash flows used in operating activities for the six months ended June 30, 2025 of approximately $7.8 million is comprised of a net loss of approximately $12.0 million, which was reduced by non-cash expenses of approximately $437,000 for stock-based compensation, approximately $2.1 million for depreciation, and a decrease in working capital of approximately $1.7 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2026 and 2025, we invested approximately $7.33 million and $4.35 million, respectively, in property and equipment primarily related to purchasing satellite related components and software.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities of approximately $139.79 million included net proceeds of approximately $146.22 million from our April 2026 and May 2026 registered direct offerings and approximately $1.79 million from the exercise of warrants, partially offset by repayment of the asset-based loan of approximately $8.21 million.

During the six months ended June 30, 2025, net cash provided by financing activities of approximately $131,000 included proceeds from the exercise of warrants from our December 2024 capital raise of approximately $2.4 million and proceeds from our asset-based loan of approximately $4.4 million, partially offset by repayments of our asset-based loan of approximately $3.6 million and repayments of notes payable of approximately $3.1 million.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description
1.1	Placement Agency Agreement dated April 19, 2026 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on April 20, 2026)

1.2	Placement Agency Agreement dated May 27, 2026 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on May 28, 2026)

4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 20, 2026)

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 28, 2026)

10.1	Employment Agreement dated July 22, 2026 by and between Sidus Space, Inc. and Alan Khalili (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 24, 2026)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDUS SPACE, INC.

Date: August 13, 2026	By:	/s/ Carol Craig
Carol Craig
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Alan Khalili
Alan Khalili
Chief Financial Officer
(Principal Financial and Accounting Officer)

-44-